Form 10-Q
period 1999-06-30
COMMERCE ONE INC
filed 1999-08-16
CIK 1069450

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                          OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


For the transition period from ________________ to ________________

                        Commission file number _________

                               COMMERCE ONE, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE                               68-0322810
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)

                          1600 Riviera Ave., Suite 200
                             Walnut Creek, CA 94596
                    (Address of principal executive offices)

                                 (925) 941-6000
              (Registrant's telephone number, including area code)

     Indicate by check (X) whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes        No   X
                                     ---        ---

As of August 2, 1999 there were 24,033,532 shares of the registrant's Common Stock outstanding.

                                  COMMERCE ONE, INC.
                            QUARTERLY REPORT ON FORM 10-Q

                                        INDEX


                                                                                            PAGE
                                                                                           NUMBER
                                                                                           ------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets as of June 30, 1999 and
               December 31, 1998........................................................      3

           Condensed Consolidated Statements of Operations for the
               Six Months Ended June 30, 1999 and June 30, 1998.........................      4

           Condensed Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 1999 and June 30, 1998..............................      5

           Notes to Condensed Consolidated Financial Statements.........................      6

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................................      8

           Risk Factors.................................................................     16

Item 3.    Quantitative and Qualitative Disclosure of Market Risk.......................     27


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings............................................................     29

Item 2.    Changes in Securities and Use of Proceeds....................................     29

Item 3.    Defaults Upon Senior Securities..............................................     29

Item 4.    Submission of Matters to a Vote of Securities Holders........................     30

Item 5.    Other Information............................................................     30

Item 6.    Exhibits and Reports on Form 8-K.............................................     31

           Signatures...................................................................     32

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                COMMERCE ONE, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                        June 30,          December 31,
                                                                                          1999                1998
                                                                                     ---------------     ---------------
                                                                                      (UNAUDITED)
                                                        ASSETS
Current assets:
   Cash and cash equivalents................................................               $ 42,346             $ 15,138
   Accounts receivable, net                                                                   2,835                1,200
   Prepaid expenses and other current assets................................                  2,827                  629
                                                                                     ---------------     ----------------
Total current assets........................................................                 48,008               16,967
Property and equipment, net.................................................                  4,206                2,590
Note receivable from Veo Systems, Inc.......................................                      -                  950
Intangible assets, net......................................................                 17,073                    -
                                                                                     ---------------     ----------------

Total assets................................................................               $ 69,287             $ 20,507
                                                                                     ===============     ================

                               LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                                           STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable.........................................................                $ 2,542                $ 709
   Accrued compensation and related expenses................................                  1,263                  352
   Current portion of capital lease obligations.............................                    326                  448
   Current portion of notes payable.........................................                    886                  876
   Deferred revenue.........................................................                 14,987                1,168
   Other current liabilities................................................                  2,389                1,637
                                                                                     ---------------     ----------------
Total current liabilities...................................................                 22,393                5,190
                                                                                     ---------------     ----------------

Advances for purchase of common stock ......................................                  5,000                    -
Capital lease obligations...................................................                    170                  309
Notes payable...............................................................                  1,172                1,587

Commitments
Redeemable convertible preferred stock, no par value, issuable in series:
   20,745,976 shares authorized; 12,484,721 and 8,777,829 issued and outstanding at June 30, 1999 and December 31, 1998, respectively
   (aggregate liquidation preference of $51,558 at December 31, 1998).......                 81,468               50,432

Stockholders' equity (deficit):
   Convertible preferred stock, no par value; 22,000,000 shares authorized                      487                  487
      (including 20,745,976 shares designated as redeemable convertible preferred stock): 336,840 shares issued and outstanding at
      June 30, 1999 and December 31, 1998 (aggregate liquidation preference of $500 at December 31, 1998).........................................
   Common stock, no par value; 50,000,000 shares authorized; 6,407,822 and 3,299,068 shares issued and outstanding at June 30, 1999
      and December 31, 1998, respectively...................................                 24,647                3,165
   Deferred stock compensation..............................................                (2,584)              (1,848)
   Accumulated deficit......................................................               (63,371)             (38,765)
   Accumulated other comprehensive loss.....................................                   (95)                 (50)
                                                                                     ---------------     ----------------
Total stockholders' equity (deficit)........................................               (40,916)             (37,011)
                                                                                     ---------------     ----------------
Total liabilities, redeemable convertible preferred stock and
    stockholders' equity (deficit)..........................................              $  69,287            $  20,507
                                                                                     ===============     ================

             See notes to condensed consolidated financial statements

                                                  COMMERCE ONE, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  (UNAUDITED)


                                                  Three months ended                        Six months ended
                                                       June 30,                                 June 30,
                                         --------------------------------------      -----------------------------
                                                 1999              1998                   1999              1998
                                         --------------------------------------      -----------------------------
Revenues:
  License fees...........................    $     2,270       $       500            $     3,726       $       505
  Services...............................          1,932               198                  2,580               318
                                             -----------       -----------            -----------       -----------
Total revenues...........................          4,202               698                  6,306               823
                                             -----------       -----------            -----------       -----------

Cost of revenues.........................          3,096               961                  4,764             1,635
                                             -----------       -----------            -----------       -----------

Gross profit (loss) .....................          1,106              (263)                 1,542              (812)

Operating expenses:
  Sales and marketing....................          6,319             3,373                 10,397             5,884
  Product development ...................          3,609             1,494                  6,971             2,651
  General and administrative.............            923               461                  1,750               792
  Purchased in-process research and
    development .........................              -                 -                  3,037                 -
  Amortization of deferred stock
    compensation ........................            663               226                  1,247               325
  Amortization of goodwill and other
    intangible assets....................          1,049                 -                  1,924                 -
                                             -----------       -----------            -----------       -----------
Total operating expenses.................         12,563             5,554                 25,326             9,652
                                             -----------       -----------            -----------       -----------
Loss from operations ....................        (11,457)           (5,817)               (23,784)          (10,464)
Interest income (expense), net ..........            217               (76)                   233               (61)
                                             -----------       -----------            -----------       -----------

Net loss before income taxes.............        (11,240)           (5,893)               (23,551)          (10,525)

Provision for income taxes ..............            586                 -                    586
                                             -----------       -----------            -----------       -----------
Net loss.................................    $   (11,826)      $    (5,893)           $   (24,137)      $   (10,525)
                                             ===========       ===========            ===========       ===========
Net loss per share:
  Basic and diluted  ....................    $     (2.22)      $     (1.99)           $     (4.82)      $     (3.58)
                                             ===========       ===========            ===========       ===========
  Pro forma basic and diluted............    $     (0.69)      $     (0.77)           $     (1.54)      $     (1.37)
                                             ===========       ===========            ===========       ===========
Shares used in calculation of net loss
  per share:
  Basic and diluted .....................          5,458             2,997                  5,100             2,974
                                             ===========       ===========            ===========       ===========
  Pro forma basic and diluted............         17,235             7,679                 15,719             7,655
                                             ===========       ===========            ===========       ===========



            See notes to condensed consolidated financial statements.

                                       COMMERCE ONE, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)
                                          (UNAUDITED)


                                                                      Six months ended
                                                                          June 30,
                                                                          -------
                                                                     1999          1998
                                                                     ----          ----
OPERATING ACTIVITIES:
Net loss..................................................           $(24,137)     $(10,525)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization..........................                 902          413
   Purchased in-process research and development..........               3,037            -
   Amortization of deferred stock compensation............               1,247          325
   Amortization of goodwill and other intangible assets...               1,924            -
   Changes in operating assets and liabilities:
      Accounts receivable.................................             (1,048)        (162)
      Prepaid expenses and other current assets...........             (2,128)            8
      Accounts payable....................................               1,833          490
      Accrued compensation and related expenses...........                 453          187
      Other current liabilities...........................                 495          250
      Deferred revenue....................................              13,819            3
                                                                     ---------    ---------
Net cash used in operating activities.....................             (3,603)      (9,011)

INVESTING ACTIVITIES:
Purchase of property and equipment, net...................             (2,352)        (442)
Acquisition of Veo Systems, Inc., net of cash acquired....                (42)           -
                                                                     ---------    ---------
Net cash used in investing activities.....................             (2,394)        (442)

FINANCING ACTIVITIES:
Borrowings under bank line of credit......................                   -        1,500
Advances for purchase of common stock ....................               5,000            -
Proceeds from issuance of preferred stock.................              27,774            -
Issuance of common stock, net.............................               1,142           35
Proceeds from borrowings on notes payable.................                   -          353
Payments on notes payable.................................               (405)        (189)
Payments on capital lease obligations.....................               (261)        (249)
                                                                     ---------    ---------
Net cash provided by financing activities.................              33,250        1,450
                                                                     ---------    ---------
Effect of foreign currency translation on cash and cash
  equivalents ............................................                (45)         (22)
                                                                     ---------    ---------
Increase (decrease) in cash and cash equivalents..........              27,208      (8,025)
Cash and cash equivalents at beginning of period..........              15,138        9,367
                                                                     ---------    ---------
Cash and cash equivalents at end of period................            $ 42,346        1,342
                                                                     =========    =========
SUPPLEMENTAL DISCLOSURES:
   Interest paid..........................................            $    229     $    179
                                                                     =========    =========
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations incurred.....................            $      -     $    491
                                                                     =========    =========
   Deferred compensation related to stock option grants...            $  1,982     $  1,291
                                                                     =========    =========
   Conversion of borrowings under bank line of credit to
     note payable ........................................            $    750     $      -
                                                                     =========    =========
   Acquisition of VEO Systems, Inc. with preferred stock,
     common stock and assumption of stock options.........            $ 21,151     $      -
                                                                     =========    =========


                See notes to condensed consolidated financial statements.

                                  COMMERCE ONE, INC
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's registration statement on Form S-1 for the year ended December 31, 1998.

2. BASIC AND DILUTED NET LOSS SHARE

     Basic and diluted net loss per share information for all periods is presented under the requirements of FASB Statement No. 128, "Earnings per Share" ("FAS 128"). Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options, warrants, and convertible securities. Potentially dilutive issuances have also been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

     Pro forma net loss per share has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of preferred shares not included above that automatically converted to common shares immediately prior to the closing of the Company's initial public offering in July 1999, using the if-converted method.

     The calculation of historical basic and diluted net loss per share is as follows (in thousands, except per share amounts):

                                        COMMERCE ONE, INC
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
                                           (Unaudited)


                                                         Three months ended               Six months ended
                                                              June 30,                        June 30,
                                                              --------                        --------
                                                        1999            1998            1999            1998
                                                     -----------     -----------     -----------     -----------
                                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Historical:
   Net loss......................................        $(11,826)        $(5,893)       $(24,137)       $(10,525)
   Preferred stock accretion.....................            (291)            (61)           (469)           (122)
                                                        ----------      ----------      ----------     -----------
   Loss applicable to common stockholders........        $(12,117)        $(5,954)       $(24,606)       $(10,647)
                                                        ==========      ==========      ==========     ===========
   Weighted average shares of common stock
      outstanding................................            5,792           3,230           5,401           3,227
   Less: Weighted average shares subject to
      repurchase.................................            (334)           (233)           (301)           (253)
                                                        ----------      ----------      ----------     -----------
   Weighted average shares of common stock
      outstanding used in computing basic and
      diluted net loss per share.................            5,458           2,997           5,100           2,974
                                                        ==========      ==========      ==========     ===========
   Basic and diluted net loss per share..........          $(2.22)         $(1.99)         $(4.82)         $(3.58)
                                                        ==========      ==========      ==========     ===========
Pro forma:
   Net loss......................................        $(11,826)        $(5,893)       $(24,137)       $(10,525)
                                                        ==========      ==========      ==========     ===========
   Weighted average shares used in computing
      basic and diluted net loss per share (from
      above).....................................            5,458           2,997           5,100           2,974
   Adjustment to reflect the effect of the
      assumed conversion of preferred stock from
      the date of issuance.......................           11,777           4,682          10,619           4,681
                                                        ----------      ----------      ----------     -----------
   Weighted-average shares used in computing pro
      forma basic and diluted net per loss share.           17,235           7,679          15,719           7,655
                                                        ==========      ==========      ==========     ===========
Pro forma basic and diluted net loss per share...         $ (0.69)        $ (0.77)        $ (1.54)        $ (1.37)
                                                        ==========      ==========      ==========     ===========



3. STOCKHOLDERS' EQUITY

     In April 1999, the Company sold 2,758,819 shares of Series E redeemable convertible preferred stock with net proceeds to the Company of approximately $23.6 million.

     In July 1999, the Company sold 3,795,000 shares of common stock in its initial public offering and an additional 1,013,171 shares of common stock in a concurrent private placement with gross proceeds to the Company of approximately $92.9 million. In conjunction with the initial public offering, all outstanding shares of the Company's preferred stock converted into shares of common stock on a one-to-one basis.

4. COMPREHENSIVE INCOME (LOSS)

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in financial statements. The only item of other comprehensive (loss) which the Company currently reports is foreign translation adjustments as shown below (in thousands):


                                      Three months ended            Six months ended
                                            June 30,                    June 30,
                                   --------------------------    -------------------------
                                       1999           1998          1999           1998
                                   -----------    -----------    -----------   -----------
                                   (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)

Net loss                             $(11,826)       $(5,893)      $(24,137)     $(10,525)
Other comprehensive
  income (loss):
  Foreign currency
    transaltion adjustment                (37)            (8)           (45)          (22)
                                     --------        -------       --------      --------
Comprehensive loss                   $(11,863)       $(5,901)      $(24,182)     $(10,547)
                                     ========        =======       ========      ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 subject to risks and uncertainties. These forward-looking statements are typically denoted in this Report by the phrases "anticipates," "believes," "expects," "plans" and similar phrases. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Risk Factors" beginning on page 16 of this Quarterly Report on Form 10-Q


OVERVIEW

Background

     Commerce One is a leading provider of business-to-business electronic commerce solutions that link buyers and suppliers of indirect goods and services into trading communities over the Internet. We were founded under the name DistriVision Development Corporation in 1994. In March 1997, we changed our name to Commerce One and embarked on an aggressive product development effort, which culminated in the release of the BUYSITE and MARKETSITE products in April 1998. We released subsequent versions of the BUYSITE and MARKETSITE products in November 1998 and April 1999.

History of Losses

     We have never been profitable, we expect to incur net losses in the foreseeable future and we may never be profitable. As of June 30, 1999, we had an accumulated deficit of $63.4 million. Net losses have been incurred in the last six quarters and we expect this trend will continue.

Source of Revenues and Revenue Recognition Policy

     We generate revenues from multiple sources. License fees are generated from licensing the BUYSITE and MARKETSITE products to end-user organizations, primarily Fortune 1000 enterprises. Professional service fees are received from BUYSITE and MARKETSITE licensees and their suppliers for enterprise resource planning integration, installation, content aggregation, project management and other related services. Software maintenance revenues are generated from product licensees based on the scope of their implementation and the extent of the service provided. MARKETSITE access fees are received from BUYSITE licensees, as well as other customers, for the right to access services in MARKETSITE. Transaction fees are received from suppliers for purchase orders the supplier receives through MARKETSITE. To date, transaction and MARKETSITE access fees have been immaterial. However, our revenue growth will depend upon realizing significant transaction and MARKETSITE access fees in the future.

     We recognize revenues from license agreements upon delivery and acceptance of the software if there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable, and there is sufficient vendor-specific objective evidence to support allocating the total fee to all elements of these license arrangements. If an acceptance period is required, license revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

     We recognize revenues from professional services as the services are provided. If a transaction includes both license and service elements, the license fee is recognized on delivery and acceptance of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not subject to additional acceptance criteria. In cases where license fee payments are contingent on the acceptance of services, recognition of revenues is deferred for both the license and the service elements until the acceptance criteria are met. Software maintenance revenues are recognized ratably over the term of the support contract, typically one year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues

     Total revenues increased to approximately $4.2 million for the three months ended June 30, 1999 from approximately $698,000 for the three months ended June 30, 1998. For the three months ended June 30, 1999, license fees and services revenues accounted for 54% and 46% of total revenues, respectively. For the three months ended June 30, 1998, license fees and services revenues accounted for 72% and 28% of total revenues, respectively. A relatively small number of customers have accounted for a significant portion of the Company's total revenue to date.

     Revenues from license fees increased to approximately $2.3 million for the three months ended June 30, 1999 from approximately $500,000 for the three months ended June 30, 1998. The increase in revenues from license fees primarily resulted from new releases of the BUYSITE and MARKETSITE products in April 1998 and customer acceptance of these products.

     Services revenues include revenue from professional services, maintenance fees, and to a lesser degree, MarketSite access fees and transaction fees. Services revenues increased to approximately $1.9 million for the three months ended June 30, 1999 from approximately $198,000 for the three months ended June 30, 1998. The increase in services revenues resulted primarily from an increase in consulting revenue associated with implementing our products into our installed base of customers during these periods.

Cost of Revenues

     Total cost of revenues increased to $3.1 million for the three months ended June 30, 1999 from approximately $1.0 million for the three months ended June 30, 1998. Cost of revenues consists primarily of consulting, customer support and training costs. Cost of revenues also includes software media and duplication and software documentation costs, although these costs have not been material to date. The increase in cost of revenues resulted primarily from personnel related expenses due to the hiring and training of consulting, support and training personnel and from an increase in allocated overhead expenses.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses increased to approximately $6.3 million for the three months ended June 30, 1999 from approximately $3.4 million for the three months ended June 30,1998. This increase was primarily attributable to an overall increase in the number of sales and marketing personnel. The number of employees engaged in sales and marketing increased to 110 at June 30, 1999 from 47 at June 30, 1998. In addition, an increase in marketing program costs contributed to the overall increase. Management expects that the dollar amount of sales and marketing expenses will continue to increase due to the planned growth of our sales force, including the establishment of sales offices in additional domestic and international locations, and due to expected additional increases in marketing programs and other promotional activities.

Product Development Expenses

     Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses increased to approximately $3.6 million for the three months ended June 30,

1999 from approximately $1.5 million for the three months ended June 30, 1998. The increase was primarily due to an increase in the number of product development personnel employed, including the addition of 22 employees from the acquisition of VEO Systems in January 1999, to support development of the BUYSITE and MARKETSITE products. The overall number of employees engaged in product development increased to 119 at June 30, 1999 from 26 at June 30, 1998 which caused personnel related costs to be the primary reason for the increase in product development expenses. In addition, increases in allocated overhead expenses and consulting expenses contributed to the overall increase. Management believes that continued investment in product development is essential to our future success and expects that the dollar amount of product development expenses will increase in future periods.

General and Administrative Expenses

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses increased to approximately $923,000 for the three months ended June 30, 1999 from approximately $461,000 for the three months ended June 30, 1998. This increase was primarily attributable to an increase in personnel related expenses as the number of employees engaged in general and administrative functions increased to 25 at June 30, 1999 from 8 at June 30, 1998. In addition, an increase in consulting and legal expenses contributed to the overall increase.
Management expects general and administrative expenses to increase in dollar amount in future periods.

Amortization of Deferred Stock Compensation

     During the three months ended June 30, 1999, amortization of deferred stock compensation totaled approximately $663,000. The deferred stock compensation is being amortized over the four year vesting period of the related options.


Provision for Income Taxes

     Provision for income taxes consists of withholding taxes in foreign jurisdictions related to international sales.

Net Loss

     Our net loss increased to approximately $11.8 million for the three months ended June 30, 1999 from approximately $5.9 million for the comparable period in 1998.


SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues

     Total revenues increased to approximately $6.3 million for the six months ended June 30, 1999 from approximately $823,000 for the six months ended June 30, 1998. For the six months ended June 30, 1999, license fees and services revenues accounted for 59% and 41% of total revenues, respectively. For the six months ended June 30, 1998, license fees and services revenues accounted for 61% and 39% of total revenues, respectively.

     Revenues from license fees increased to approximately $3.7 million for the six months ended June 30, 1999 from approximately $505,000 for the six months ended June 30, 1998. The increase in revenues from license fees primarily resulted from the release of the BUYSITE and MARKETSITE products in April 1998 and customer acceptance of these products.

     Services revenues include revenue from professional services, maintenance fees, and to a lesser degree MarketSite access fees and transaction fees. Services revenues increased to approximately $2.6 million for the six months ended June 30, 1999 from approximately $318,000 for the six months ended June 30, 1998. The increase in services revenues resulted primarily from an increase in consulting revenue associated with increased sales of our products and overall growth of our installed base of customers during these periods.

Cost of Revenues

     Total cost of revenues increased to $4.8 million for the six months ended June 30, 1999 from approximately $1.6 million for the six months ended June 30, 1998. Cost of revenues consists primarily of consulting, customer support and training costs. Cost of revenues also includes software media and duplication and software documentation costs, although these costs have not been material to date. The increase in cost of revenues resulted primarily from personnel related expenses for consulting, support and training personnel and from an increase in allocated overhead expenses.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses increased to approximately $10.4 million for the six months ended June 30, 1999 from approximately $5.9 million for the six months ended June 30,1998. This increase was primarily attributable to an overall increase in the number of sales and marketing personnel. The number of employees engaged in sales and marketing increased to 110 at June 30, 1999 from 47 at June 30, 1998. In addition, an increase in marketing program costs contributed to the overall increase.

Product Development Expenses

     Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses increased to approximately $7.0 million for the six months ended June 30, 1999 from approximately $2.7 million for the six months ended June 30, 1998. The increase was primarily due to an increase in the number of product development personnel employed, including the addition of 22 employees from the acquisition of VEO Systems in January 1999, to support development of the BUYSITE and MARKETSITE products. The overall number of employees engaged in product development increased to 119 at June 30, 1999 from 26 at June 30, 1998 which caused personnel related costs to be the primary reason for the increase in product development expenses. In addition, increases in allocated overhead expenses and consulting expenses contributed to the overall increase.

General and Administrative Expenses

     General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses increased to approximately $1.8 million for the six months ended June 30, 1999 from approximately $792,000 for the six months ended June 30, 1998. This increase was primarily attributable to an increase in personnel related expenses as the number of employees engaged in general and administrative functions increased to 25 at June 30, 1999 from 8 at June 30, 1998. In addition, an increase in consulting and legal expenses contributed to the overall increase.

Purchased In-Process Research and Development

     In January 1999, we acquired VEO Systems, a company specializing in the creation of extensible mark-up language software technology applications, to complement our existing technologies. We accounted for the VEO Systems acquisition as a purchase transaction. The purchase consideration was approximately $23.2 million consisting of shares of common and preferred stock, stock options assumed, and $400,000 in cash plus an additional $400,000 in contingent consideration.

     Management estimated that approximately $3.0 million of the $23.2 million purchase consideration represented purchased in-process research and development that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was charged to operations in the three months ended March 31, 1999. A total of approximately $3.5 million of the purchase consideration was allocated to other intangible assets, including existing technology ($2.3 million), assembled workforce ($541,000) and tradenames and patents ($693,000), with these amounts being amortized over periods of four, two and five years, respectively.

     Purchased in-process research and development consisted of a single project, the development of a set of software tools which is being designed to enable applications developers to generate programs to interface with the extensible mark-up language document interchange and transport server. These tools will be integrated into our products. The efforts required to develop the acquired in-process technology include the completion of all planning, designing, and testing activities that are necessary to establish that the product or service can be produced to meet its design requirements, including functions, features, and technical performance requirements.

     These development tools are based on VEO Systems' proprietary platform and new standards utilizing extensible mark-up language and will be scalable, will have new security features and functionality and will have capabilities for several new services. Significant risk factors with respect to the timely completion of the development of the technology include the successful development of the new platform, the development of the schema for object oriented extensible mark-up language operating language, development of specific service modules, the configuration into a scalable product, the interoperability independent of any operating language and maintaining project timing schedules and retention of key development personnel.

     The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from VEO Systems. The calculation of value was then adjusted to reflect only the value creation efforts of VEO Systems prior to the close of the acquisition. At the time of the acquisition, the product was approximately 46.0% complete with approximately $1.3 million in estimated costs remaining which are expected to be incurred in 1999. The technology was expected to be available for use in our products in late 1999 and have a technology life of approximately five years. The resultant value of in-process technology was further reduced by the estimated value of core technology, which was included in capitalized developed technology.

     The discount rates selected for estimating future discounted cash flows for developed and in-process technology were 20.0% and 30.0%, respectively. In the selection of the appropriate discount rates, consideration was given to our estimated weighted average return on working capital and our estimated weighted average return on assets. The discount rate utilized for the in-process technology was determined to be higher than our estimated weighted average return on working capital due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than our weighted average return on working capital, we have reflected the risk premium associated with achieving and sustaining growth rates and improved profitability as well as the increased rates of return associated with intangible assets.

Amortization of Deferred Stock Compensation

     In the six months ended June 30, 1999, we recorded aggregate deferred stock compensation totaling approximately $2.0 million in connection with certain stock option grants. The deferred stock compensation is being amortized over the four year vesting period of the related options. During the six months ended June 30, 1999, amortization of deferred stock compensation totaled approximately $1.2 million.

Provision for Income Taxes

     Provision for income taxes consists of withholding taxes in foreign jurisdictions related to international sales.

Net Loss

     Our net loss increased to approximately $24.1 million for the six months ended June 30, 1999 from approximately $10.5 million for the comparable period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically satisfied our cash requirements primarily through issuances of equity securities and lease and debt financing.

     Net cash used in operating activities totaled approximately $3.6 million for the six months ended June 30, 1999, as compared to approximately $9.0 million for the six months ended June 30, 1998. Cash used in operating activities for each period resulted primarily from net losses in those periods.

     Net cash used in investing activities totaled approximately $2.4 million for the six months ended June 30, 1999, as compared to approximately $442,000 for the six months ended June 30, 1998. The uses in each period resulted from the acquisition of capital assets, primarily computer and office equipment.

     Net cash provided by financing activities totaled approximately $33.3 million for the six months ended June 30, 1999 as compared to approximately $1.5 million for the six months ended June 30, 1998. The cash provided in each period resulted primarily from the net proceeds from issuances of convertible preferred stock and proceeds from option exercises.

     As of June 30, 1999, our principal sources of liquidity included approximately $42.3 million of cash and cash equivalents. On July 7, 1999, we completed an initial public offering and a concurrent private placement and received net proceeds of approximately $92.9 million. We anticipate an increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

     We believe that our available cash resources together with the net proceeds from our recent public offering and the concurrent private placement will be sufficient to finance our presently anticipated operating losses and working capital expenditure requirements for at least the next 18 months. Our future liquidity and capital requirements will depend upon numerous factors. The rate of expansion of our operations in response to potential growth opportunities and competitive pressures will affect our capital requirements as will funding of continued net losses and substantial negative cash flows. Additionally, we may need additional capital to fund acquisitions of complementary businesses, products and technologies. Our forecast of the period of time through which its financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of the factors described above. If we require additional capital resources, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

YEAR 2000 COMPLIANCE

Many currently installed computer systems, software products and other control devices are unable to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' computer systems, software products and control devices may need to be upgraded or replaced in order to operate properly in the year 2000 and beyond.

     The internal systems used to deliver our services utilize third-party hardware and software. We have contacted all infrastructure products' vendors and are in the process of contacting the few remaining outside service providers with whom we have not yet spoken in order to gauge their year 2000 compliance. Based on these vendors' representations, we believe that there are a number of third-party hardware and software systems, some of which are material to our products and operations, that require some upgrade in order to be year 2000 compliant. The upgrades will be performed by a combination of our internal technical staff and outside specialized vendors and contractors. We believe that all of our software will be year 2000 compliant by September 1999 and all of our hardware will be year 2000 compliant by November 1999. We are currently in the process of effecting these upgrades and currently estimate the costs of such efforts to be less than $500,000. The time period in which we expect to upgrade our software and hardware to be year 2000 compliant is a forward-looking statement that is subject to risks and uncertainties. Actual results may differ materially from those described as a result of a number of factors, including difficulties in identifying or upgrading software or hardware systems that are not currently year 2000 compliant and in coordinating these efforts through our internal technical staff and specialized contractors. We expect to be able to complete these upgrades before any year 2000 problem could arise and with ample time to test and refine any adjustments made. Unanticipated problems such as material costs caused by undetected errors or defects in the technology used in our internal systems could delay our completion of the upgrades.

     In addition, our customers' and commerce service providers partners' internal operating systems and other software applications must operate effectively for them to use our products and services effectively. If these systems or applications are not year 2000 compliant, our customers may not use our products and services and the commerce service provider partners may not be able to host our solutions. We cannot predict to what extent our customers' and commerce service providers partners' systems and applications are year 2000 compliant.

     As the year 2000 approaches, there is a risk that orders for our products will be reduced or delayed as information technology departments within companies reallocate their capital expenditures to prepare for the year 2000 and resolve year 2000 problems. If companies do defer purchases of our products and services because of such reallocation, such a resulting reduction in orders could significantly impact our business.

     If, in the future, it comes to our attention that some of our products need modification, or some of our third-party hardware and software is not year 2000 compliant, then we will seek to make modifications. In such case, we expect such modifications to be made on a timely basis, and we do not believe that the cost of such modifications will materially harm our operating results. We cannot assure you, however, that we will be able to modify our products, services and systems in a timely and successful manner to comply with the year 2000 requirements.

     The worst case scenario for year 2000 problems for us would be the need for us to cease normal operations for an indefinite period of time while we attempt to respond to customers' and suppliers' year 2000 problems without having full internal operational capabilities. We are in the process of assessing our exposure to liability for any failure to provide year 2000 compliant products to our customers and suppliers. In the event that year 2000 issues are not resolved in a timely manner, we are developing a disaster recovery plan that is scheduled to be completed by November 1999. The cost of developing and implementing our plan may be material.

RISK FACTORS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this report.

WE ARE AN EARLY STAGE COMPANY, WE HAVE A HISTORY OF LOSSES AND WE EXPECT FUTURE LOSSES.

     We have never been profitable, we expect to incur net losses for the foreseeable future and we may never be profitable. We incurred net losses of $24.1 million and $10.5 million for the six months ended June 30, 1999 and 1998, respectively. As of June 30, 1999, we had an accumulated deficit of $63.4 million.

     We were founded in January 1994, first shipped our current line of products in 1998 and recently introduced new versions of these products. We have a limited operating history that makes it difficult to forecast our future operating results. We expect to substantially increase our sales and marketing, product development and general and administrative expenses. As a result we will need to generate significant additional revenues to achieve and maintain profitability in the future. Although our revenues have grown in recent quarters, we cannot be certain that such growth will continue or that we will achieve sufficient revenues for profitability. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.

THE QUARTERLY FINANCIAL RESULTS OF COMPANIES IN OUR INDUSTRY ARE PRONE TO SIGNIFICANT FLUCTUATIONS AND THIS COULD CAUSE OUR STOCK PRICE TO FALL.

     We believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful, and that such comparisons may not be accurate indicators of future performance. The operating results of companies in the electronic commerce industry have in the past experienced significant quarter-to-quarter fluctuations. If our revenues for a quarter fall below our expectations and we are not able to quickly reduce our spending in response, our operating results for that quarter would be harmed. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall. As with other companies in our industry, our operating expenses, which include sales and marketing, product development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term.

OUR FUTURE SUCCESS DEPENDS UPON OUR COMMERCE SERVICE PROVIDER PARTNERS DEVELOPING AND OPERATING SUCCESSFUL MARKETSITE MARKETPLACES; IF MARKETPLACES DEVELOPED BY OUR PARTNERS ARE NOT SUCCESSFUL, WE WILL NOT GENERATE SUFFICIENT REVENUES TO SUSTAIN OUR BUSINESS OR ALLOW US TO GROW.

     We have established strategic relationships with British Telecommunications, Nippon Telegraph and Telephone and Singapore Telecommunications, each of whom has licensed our BUYSITE and MARKETSITE PLATFORM products in order to create MARKETSITE marketplaces. These MARKETSITE marketplaces are planned for in the United Kingdom, Japan and Southeast Asia. We cannot assure you that these partners will be able to implement our products and services effectively, that they will develop and launch MARKETSITE marketplaces or that buyers or suppliers will participate in their MARKETSITE marketplaces. If these or any other MARKETSITE marketplaces are not successful, our business, operating results and financial condition will suffer.

     None of British Telecommunications, Nippon Telegraph and Telephone or Singapore Telecommunications has launched a MARKETSITE marketplace, nor are they obligated to develop and operate these marketplaces. Additionally, although our technology architecture supports the development of trading communities that can operate with each other, we cannot assure you that their marketplaces will in fact operate with each other. Furthermore, we cannot assure you that these marketplaces will be able to be successfully adapt to address markets of different size, scope and geography.

OUR STRATEGY OF ESTABLISHING MARKETSITE MARKETPLACES AS TRADING COMMUNITIES IS UNPROVEN AND MAY NOT BE SUCCESSFUL.

     As part of our business strategy, we intend, directly and through relationships with our strategic partners, to establish and maintain MARKETSITE marketplaces where buyers and suppliers can conduct business-to-business electronic commerce. If this business strategy is flawed, or if we are unable to execute it effectively, our business, operating results and financial condition will be substantially harmed. This strategy is unproven and currently the only operating trading community based on our products is MARKETSITE.NET, which we operate. We have limited experience developing and operating MARKETSITE marketplaces, and we cannot assure you that these trading communities will be operated effectively, that buyers or suppliers will license our products and join and remain in these trading communities, or that we will generate significant revenues from these communities. To date, we have not generated significant revenue from MARKETSITE.NET.

BECAUSE OUR INDUSTRY IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY, WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO EFFECTIVELY COMPETE.

     The market for Internet-based, business-to-business electronic commerce solutions is extremely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. We cannot assure you that we will be able to compete successfully against current or future competitors, or that competitive pressures we face will not harm our business, operating results or financial condition.

     Because there are relatively low barriers to entry in the electronic commerce market, competition from other established and emerging companies may develop in the future. In addition, our customers and partners may become competitors in the future. Certain of our competitors may be able to negotiate alliances with strategic partners on more favorable terms than we are able to negotiate. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and decrease or loss of our market share, any of which could harm our business, operating results or financial condition.

     Many of our competitors have, and new potential competitors may have, more experience developing Internet-based software and end-to-end purchasing solutions, larger technical staffs, larger customer bases, more established distribution channels, greater brand recognition and greater financial, marketing and other resources than we have. In addition, competitors may be able to develop products and services that are superior to our products and services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing and future products and services. We cannot assure you that the business-to-business electronic commerce solutions offered by our competitors now or in the future will not be perceived by buyers and suppliers as superior to ours.

OUR LENGTHY SALES AND IMPLEMENTATION CYCLE COULD CAUSE DELAYS IN REVENUE GROWTH.

     The period between our initial contact with a potential customer and the purchase of our products and services is often long and may have delays associated with the lengthy budgeting and approval process of our customers. Historically, our typical sales cycle has been approximately six to nine months and the implementation cycle at customer sites has been approximately an additional six to twelve months. These lengthy cycles will have a negative impact on the timing of our revenues, especially our realization of any transaction fee based revenues.

     We believe that a customer's decision to purchase our products and services is discretionary, involves a significant commitment of resources, and is influenced by customer budgetary cycles. To successfully sell our products and services, we generally must educate our potential customers regarding the use and benefit of our products and services, which can require significant time and resources. Many of our potential customers are large enterprises that generally take longer to make significant business decisions. In addition, our solutions include enterprise applications that take significant time to deploy successfully across an organization.

IF OUR POTENTIAL CUSTOMERS ARE NOT WILLING TO SWITCH TO OR ADOPT OUR ELECTRONIC COMMERCE SOLUTION, OUR GROWTH AND REVENUES WILL BE LIMITED.

     The failure to generate a large customer base would harm our growth and revenues. This failure could occur for several reasons. Some of our business-to-business electronic commerce competitors charge their customers large fees upon the execution of customer agreements. Businesses that have made substantial up-front payments to our competitors for electronic commerce solutions may be reluctant to replace their current solution and adopt our solution. As a result, our efforts to create a larger customer base may be more difficult than expected even if we are deemed to offer products and services superior to those of our competitors. Further, because the business-to-business electronic commerce market is new and underdeveloped, potential customers in this market may be confused or uncertain about the relative merits of each electronic commerce solution or which electronic commerce solution to adopt, if any. Confusion and uncertainty in the marketplace may inhibit customers from adopting our solution, which could harm our business, operating results and financial condition.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS AND FAILURE TO MANAGE OUR GROWTH COULD STRAIN OUR MANAGEMENT AND OTHER RESOURCES.

     Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Future expansion efforts could be expensive and put a strain on our management and resources. We have increased, and plan to continue to increase, the scope of our operations at a rapid rate. Our headcount has grown and will continue to grow substantially. At December 31, 1998, we had a total of 156 employees, and at June 30, 1999, we had a total of 357 employees. In addition, we expect to hire a significant number of new employees in the near future. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

OUR CUSTOMER BASE IS CONCENTRATED AND OUR SUCCESS DEPENDS IN PART ON OUR ABILITY TO RETAIN EXISTING CUSTOMERS.

     If one or more of our major customers were to substantially reduce or stop their use of our products or services, our business, operating results and financial condition would be harmed. We do not have long-term contractual commitments from any of our current customers and our customers may terminate their contracts with us with little or no advance notice and without significant penalty to them. As a result, we cannot assure you that any of our current customers will be customers in future periods. A customer termination would not only result in lost revenue, but also the loss of customer references that are necessary for securing future customers.

IF SUPPLIERS DO NOT PARTICIPATE IN THE MARKETSITE MARKETPLACES, OUR MARKETSITE MARKETPLACE PRODUCTS WILL NOT GROW AND OUR REVENUES WILL SUFFER.

     If an adequate number of suppliers do not participate in the MARKETSITE marketplaces, our MARKETSITE marketplace products will not grow and our revenues will suffer. To date, only a limited number of suppliers of certain types of goods, such as office supplies, are connected to MARKETSITE.NET, currently the only operational MARKETSITE marketplace. MARKETSITE marketplaces will be attractive to suppliers only if a significant number of buyers are willing to purchase goods and services through the MARKETSITE marketplaces. We cannot assure you that the goods and services currently available or made available in the future on MARKETSITE marketplaces will be sufficient to attract and retain buyers or that we will be able to make available the goods and services buyers will want in the future. Suppliers incur costs making information relating to their goods and services available on these trading communities and thus must realize additional revenues to justify their continued participation in these trading communities. We cannot assure you that the suppliers will remain in the MARKETSITE marketplaces or that new suppliers will join these communities.

OUR FUTURE REVENUES DEPEND UPON OUR ABILITY TO INCREASE TRANSACTION VOLUME ON MARKETSITE MARKETPLACES.

     If the transaction volume on the MARKETSITE marketplaces does not grow, it is unlikely that we will ever achieve or maintain profitability. We currently derive substantially all of our revenues from licensing our BUYSITE solution to buyers and providing related services. Transaction revenue from MARKETSITE has been immaterial to date. However, our business model calls for a significant portion of our revenues in the future to be based upon a percentage of the transactions completed on MARKETSITE marketplaces developed by current and future MARKETSITE PLATFORM licensees. Accordingly, our future revenues will depend significantly on the number of transactions that are successfully completed on the MARKETSITE marketplaces.

IF OUR ELECTRONIC COMMERCE PRODUCTS DO NOT CONTAIN THE FEATURES AND FUNCTIONALITY OUR CUSTOMERS WANT, OUR CUSTOMERS WILL NOT BUY THEM.

     Our success depends upon our ability to accurately determine the features and functionality required by customers and to design and implement business-to-business electronic commerce products that meet these requirements in a timely and efficient manner. If we fail to accurately determine customer feature and functionality requirements, enhance our existing products and develop new products, our current and potential future customers will not buy them. To date, our products have been based on our internal efforts and on feedback from a limited number of customers and potential customers. We cannot assure you that we have determined or will successfully determine customer requirements or that the features and functionality of our future products and services will adequately satisfy current or future customer demands.

OUR FUTURE REVENUES DEPEND UPON CURRENT AND POTENTIAL CUSTOMERS INTEGRATING OUR SOLUTIONS INTO THEIR BUSINESSES.

     Our success depends upon the acceptance and successful integration by customers and their suppliers of our BUYSITE and MARKETSITE PLATFORM products. Our current customers and potential customers and their related suppliers often rely on third-party systems integrators such as PriceWaterhouseCoopers, MCI Systemhouse and Cambridge Technology Partners and others to develop, deploy and manage their Internet-based, business-to-business electronic commerce platforms and solutions. If a large number of systems integrators fail to adopt and support our solution, if any of our customers or suppliers are not able to successfully integrate our solution or if we are unable to adequately train our existing systems integration partners, our business, operating results and financial condition will suffer.

OUR STRATEGY OF ESTABLISHING STRATEGIC RESELLING RELATIONSHIPS WITH OUR PARTNERS IS UNPROVEN AND MAY NOT BE SUCCESSFUL.

     We have recently established strategic relationships with PeopleSoft, British Telecommunications, and Singapore Telecommunications, each of whom is entitled to resell our existing BUYSITE application to their customers. These relationships are new and this strategy is unproven, and we cannot assure you that any of these resellers, or those we may appoint in the future, will be able to resell our BUYSITE product to a sufficient number of customers, or that those customers will purchase our applications and more importantly, connect into MARKETSITE marketplaces. If our current or future strategic partners are not able to successfully resell our BUYSITE product, our business will suffer.

CONTINUED ADOPTION OF THE INTERNET AS A METHOD OF CONDUCTING BUSINESS IS NECESSARY FOR OUR FUTURE GROWTH.

     The market for Internet-based, business-to-business electronic commerce products is relatively new and is evolving rapidly. Our future revenues and any future profits depend upon the widespread acceptance and use of the Internet as an effective medium of business-to-business commerce, particularly as a medium to perform indirect goods procurement and fulfillment functions. The failure of the Internet to continue to develop as a commercial or business medium or of significant numbers of buyers and suppliers of indirect goods to conduct business-to-business commerce on the Internet would harm our business, operating results and financial condition. The acceptance and use of the Internet for business-to-business commerce could be limited by a number of factors, such as the growth and use of the Internet in general, the relative ease of conducting business on the Internet, the efficiencies and improvements that conducting commerce on the Internet provides, concerns about transaction security and taxation of transactions on the Internet.

OUR MARKET MAY UNDERGO RAPID TECHNOLOGICAL CHANGE AND THIS CHANGE MAY MAKE OUR PRODUCTS AND SERVICES OBSOLETE OR CAUSE US TO INCUR SUBSTANTIAL COSTS TO ADAPT TO THESE CHANGES.

     Failure of the market for our products and services to develop and grow or our failure to gain acceptance in this market would harm our business, operating results and financial condition. Our market is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements. To be successful, we must adapt to our rapidly changing market by continually improving the performance, features and reliability of our products and services or else our products and services may become obsolete. We also could incur substantial costs to modify our products, services or infrastructure in order to adapt to these changes. Our business, operating results and financial condition could be harmed if we incur significant costs without adequate results, or find ourselves unable to adapt rapidly to these changes.

DELAYS IN RELEASING ENHANCED VERSIONS OF OUR PRODUCTS COULD ADVERSELY AFFECT OUR COMPETITIVE POSITION.

     As part of our strategy, we expect to release new versions of our BUYSITE and MARKETSITE PLATFORM products in the second half of 1999. These new releases are currently expected to increase functionality of our BUYSITE products and incorporate our extensible mark-up language software technology to increase the functionality of our MARKETSITE products to further enable the addition of new services to our MARKETSITE products. Even if our new versions contain the features and functionality our customers want, if we are unable to timely introduce these new product releases, our competitive position may be harmed. The timing of the release of these new products is a forward-looking statement that may involve risks and uncertainties and the actual timing of such release may differ materially from this as a result of a number of factors. In the past, we have experienced delays releasing new products. As a result, we cannot assure you that we will be able to successfully complete the development of currently planned or future products in a timely and efficient manner. Due to the complexity of these products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of these new versions. In addition, the reallocation of resources associated with any such postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products.

IF OUR EXTENSIBLE MARK-UP LANGUAGE SOFTWARE TECHNOLOGY DOES NOT PROVE TO BE EFFECTIVE, WE WILL NOT REMAIN COMPETITIVE.

     In connection with our acquisition of VEO Systems, we acquired the rights to its extensible mark-up language software technology. This technology is an information modeling language for data exchange in electronic commerce applications. If we are unable to utilize this technology effectively or if this technology is not compatible with our other technology or technology we develop or acquire in the future, we will not remain competitive in our industry. Although we have not yet experienced any material problems with this technology in our product development process, we have only limited experience utilizing this technology to date.

FAILURE TO EXPAND INTERNET INFRASTRUCTURE COULD LIMIT OUR FUTURE GROWTH.

     The recent growth in Internet traffic has caused frequent periods of decreased performance, and if Internet usage continues to grow rapidly, its infrastructure may not be able to support these demands and its performance and reliability may decline. If outages or delays on the Internet occur frequently or increase in frequency, overall Internet usage including usage of our products and services could grow more slowly or decline. Our ability to increase the speed and scope of our services to customers is ultimately limited by and depends upon the speed and reliability of both the Internet and our customers' internal networks. Consequently, the emergence and growth of the market for our services depends upon improvements being made to the entire Internet as well as to our individual customers' networking infrastructures to alleviate overloading and congestion. If these improvements are not made, the ability of our customers to utilize our solution will be hindered, and our business, operating results and financial condition may suffer.

OUR REVENUES MAY DECREASE IF GROWTH IN THE USE OF THE INTERNET IN THE MARKETS WE TARGET DOES NOT OCCUR AS PROJECTED.

     The use of the Internet as a means to interconnect buyers and sellers and to create online trading communities is integral to our business model. Our business strategy is, in part, to create a global, business-to-business electronic marketplace for buyers and sellers of indirect goods. However, the use of the Internet as a means of transacting business is relatively new and has not been accepted by all customers in the markets we have targeted. If the rate of growth of the Internet use in or targeted markets is less than expected, or if the Internet fails to produce a feasible electronic commerce marketplace, our revenues will suffer. We cannot assure you that the use of the Internet as a means of conducting business will continue to grow at a rate similar to the historical rates, if at all.

SECURITY RISKS OF ELECTRONIC COMMERCE MAY DETER FUTURE USE OF OUR PRODUCTS AND SERVICES.

     A fundamental requirement to conduct Internet-based, business-to-business electronic commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches of the MARKETSITE marketplaces, or well publicized security breaches affecting the Web in general, could significantly harm our business, operating results and financial condition. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the algorithms we use to protect content and transactions on MARKETSITE marketplaces or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information.

IF WE RELEASE PRODUCTS CONTAINING DEFECTS, WE MAY NEED TO HALT FURTHER SHIPMENTS UNTIL WE FIX THE DEFECTS, AND OUR BUSINESS AND REPUTATION WOULD BE HARMED.

     Products as complex as ours often contain known and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction and initial shipment of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before shipment to them, our products are not error-free. These errors or performance problems could result in lost revenues or delays in customer acceptance and would be detrimental to our business and reputation. In the past, defects in our products have delayed their shipments after those products have been commercially introduced. While these delays have not been material to date, we cannot assure you that undetected errors or performance problems in our existing or future products will not be discovered in the future or that known errors considered minor by us will not be considered serious by our customers.

WE MAY NOT BE ABLE TO HIRE AND RETAIN SUFFICIENT SALES, MARKETING AND TECHNICAL PERSONNEL THAT WE NEED TO SUCCEED BECAUSE THESE PERSONNEL ARE LIMITED IN NUMBER AND IN HIGH DEMAND.

     If we fail to hire and retain sufficient numbers of sales, marketing and technical personnel, our business, operating results and financial condition would be harmed. Competition for qualified sales, marketing and technical personnel is intense as these personnel are in limited supply, and we might not be able to hire and retain sufficient numbers of such personnel to grow our business. We need to substantially expand our sales operations and marketing efforts, both domestically and internationally, in order to increase market awareness and sales of our BUYSITE and MARKETSITE PLATFORM and the related services we offer. We will also need to increase our technical staff to support the growth of our business. In addition, our competitors have in the past attempted to hire our employees away from us. We expect that they will continue to attempt to do so in the future.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

     Our future success depends upon the continued service of our executive officers and other key personnel, and none of our executive officers or key employees is bound by an employment agreement for any specific term. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition would be seriously harmed. In particular, the services of Mark Hoffman, our Chief Executive Officer, would be difficult to replace.

WE INTEND TO EXPAND OUR INTERNATIONAL OPERATIONS AND THESE EFFORTS MAY NOT BE SUCCESSFUL IN GENERATING ADDITIONAL REVENUES.

     Although we have yet to generate any significant international revenues, we are planning to increase our international operations and sales efforts. We cannot assure you that we will generate international revenues or that risks of international sales and operations will not harm us.

     International business involves inherent risks, and we anticipate the risks that may affect us include:

     - unexpected changes in regulatory requirements and tariffs that may be imposed on electronic commerce;

     -    difficulties in staffing and managing foreign operations;

     - longer payment cycles and greater difficulty in accounts receivable collection;

     -    potentially harmful tax consequences;

     -    fluctuating exchange rates;

     -    price controls or other restrictions on foreign currency; and

     -    difficulties in obtaining export and import licenses.

     In addition, we have only limited experience in marketing, selling and supporting our products and services in foreign countries. We do not have any experience in developing foreign language versions of our products. This may be more difficult or take longer than we anticipate especially due to international problems, such as language barriers or currency exchange issues, and the fact that the Internet infrastructure in such foreign countries may be less advanced than the Internet infrastructure in the United States.

BECAUSE THE PROTECTION OF OUR PROPRIETARY TECHNOLOGY IS LIMITED, OUR PROPRIETARY TECHNOLOGY COULD BE USED BY OTHERS WITHOUT OUR CONSENT.

     Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. While we acquired three filed patent applications as part of our acquisition of VEO Systems in January 1999, we have no issued patents to date. We cannot assure you that our means of protecting our intellectual property rights in the United States or abroad will be adequate or that others, including our competitors, will not use our proprietary technology without our consent.

     Furthermore, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition.

IF THIRD PARTIES CLAIM THAT WE INFRINGE UPON THEIR INTELLECTUAL PROPERTY, OUR ABILITY TO USE CERTAIN TECHNOLOGIES AND PRODUCTS COULD BE LIMITED AND WE MAY INCUR SIGNIFICANT COSTS TO RESOLVE THESE CLAIMS.

     Litigation regarding intellectual property rights is common in the Internet and software industries. We expect that third-party infringement claims involving Internet technologies and software products and services to increase. If an infringement claim is filed against us, we may be prevented from using certain technologies and may incur significant costs to resolve the claim.

     We have in the past received letters suggesting that we are infringing the intellectual rights of others, and we may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our existing products without incurring liability to third parties, we cannot assure you that our products and services do not infringe on the intellectual property rights of third parties.

     In addition, we have agreed, and may agree in the future, to indemnify certain of our customers against claims that our products infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We cannot assure you that we or our customers could obtain necessary licenses from third parties at a reasonable cost or at all.

OUR PRODUCTS DEPEND UPON THE CONTINUED AVAILABILITY OF LICENSED TECHNOLOGY FROM THIRD PARTIES.

     We license and will continue to license certain technology integral to our products and services from third parties. Our inability to acquire any third-party product licenses, or integrate the related third-party products into our products, could result in delays in product development until equivalent products can be identified, licensed and integrated. We also expect to require new licenses in the future as our business grows and technology evolves. We cannot assure you that these licenses will continue to be available to us on commercially reasonable terms, if at all.

SPENDING BY OUR CUSTOMERS TO EVALUATE AND ADDRESS YEAR 2000 COMPLIANCE COULD RESULT IN LOWER DEMAND FOR OUR PRODUCTS AND SERVICES.

     As the year 2000 approaches, orders for our products and services may be reduced or delayed as information technology departments within companies reallocate their capital expenditures to prepare for the year 2000 and resolve year 2000 problems. If companies do reduce or defer purchases of our products and services because of such reallocation, our business, operating results and financial condition could be harmed.

POTENTIAL YEAR 2000 PROBLEMS WITH OUR INTERNAL OPERATING SYSTEMS OR THE SOFTWARE PRODUCTS THAT WE SELL COULD BE COSTLY TO REMEDY AND COULD DECREASE DEMAND FOR OUR PRODUCTS.

     We have designed and tested our products to be year 2000 compliant. However, we cannot assure you that our current products do not contain undetected errors or defects associated with year 2000 date functions. Further, we cannot assure you that the technology we license from third parties and incorporate into our products do not contain errors or defects. If any such errors or defects do exist, we may incur material costs to resolve them. The internal systems used to deliver our services utilize third-party hardware and software.

Although we believe that the costs of ensuring that these systems are year 2000 compliant will not be material, we cannot assure you of this.

     In addition, our customers' and commerce service provider partners' internal operating systems and other software applications must operate effectively for them to use our products and services effectively. If these systems or applications are not year 2000 compliant, the customers may not use our products and services and the commerce service provider partners may not be able to host our solutions. We cannot predict to what extent our customers' and commerce service provider partners' systems and applications are year 2000 compliant.

WE DO NOT HAVE A DISASTER RECOVERY PLAN OR BACK-UP SYSTEMS, AND A DISASTER COULD SEVERELY DAMAGE OUR OPERATIONS.

     We currently do not have a disaster recovery plan in effect and do not have fully redundant systems for our service at an alternate site. A disaster could severely harm our business because our service could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems in our principal facilities in Walnut Creek, California and Mountain View, California, which exist on or near known earthquake fault zones. We will depend on British Telecommunications for hosting the MARKETSITE marketplace in the United Kingdom, Nippon Telegraph and Telephone for hosting the MARKETSITE marketplace in Japan and Singapore Telecommunications for hosting the MARKETSITE marketplace in Southeast Asia if these marketplaces are successfully developed and launched. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events.

OUR PUBLICATION OF INACCURATE CATALOG CONTENT DATA COULD CAUSE THE LOSS OF CUSTOMERS AND EXPOSE US TO LEGAL LIABILITY.

     The accurate publication of supplier catalog content is critical to our customers' businesses. Our MARKETSITE PLATFORM product contains content management tools that help suppliers manage the collection and publication of their catalog content. The failure of these tools to accurately publish catalog content could deter businesses from participating in the MARKETSITE marketplaces, damage our business reputation, harm our ability to win new customers and potentially expose us to legal liability. In addition, from time to time some of our customers may submit to us inaccurate pricing or other catalog information. Even though such inaccuracies are not caused by our work and are not within our control, similar consequences could occur. We currently do not carry insurance that would adequately cover losses which may be incurred as a result of inaccurate content publication.

ADDITIONAL GOVERNMENT REGULATIONS MAY INCREASE OUR COSTS OF DOING BUSINESS.

     The laws governing Internet transactions remain largely unsettled. The adoption or modification of laws or regulations relating to the Internet could harm our business, operating results and financial condition by increasing our costs and administrative burdens. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel, consumer protection and taxation apply to the Internet.

     Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. We must comply with new regulations in both Europe and the United States, as well as any other regulations adopted by other countries where we may do business. The growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, as well as new laws governing the taxation of Internet commerce. Compliance with any newly adopted laws may prove difficult for us and may harm our business, operating results and financial condition.

WE EXPECT OUR OPERATIONS TO CONTINUE TO PRODUCE A NEGATIVE CASH FLOW; CONSEQUENTLY, IF WE CANNOT RAISE ADDITIONAL CAPITAL, WE MAY NOT BE ABLE TO FUND OUR CONTINUED OPERATIONS.

     Since our inception, cash used in our operations has substantially exceeded cash received from our operations, and we expect this trend to continue for the foreseeable future. We currently anticipate that our available cash resources, combined with the net proceeds from this offering will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next eighteen months. The estimate of the time period in which our cash resources and proceeds from the offering will be sufficient to meet our working capital and capital expenditure needs is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated in the forward-looking statement as a result of a number of factors so that we cannot assure you that such resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. Factors that may vary significantly affect whether our cash resources are sufficient to meet our needs for the period indicated include our expectation that we will continue to incur net losses and our continuing incurrence of substantial negative cash flow. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or services, fund our continued operations, or otherwise respond to unanticipated competitive pressures. We cannot assure you that any additional financing we may need will be available on terms favorable to us, if at all.

INTERNET RELATED STOCK PRICES ARE ESPECIALLY VOLATILE AND THIS VOLATILITY MAY DEPRESS OUR STOCK PRICE.

     The stock market and specifically the stock prices of Internet related companies have been very volatile. This volatility is often not related to the operating performance of the companies. This broad market volatility and industry volatility may reduce the price of our common stock, without regard to our operating performance. Due to this volatility, the market price of our common stock could significantly decrease.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including the risk factors noted in the section entitled Risk Factors beginning on page 16.

Interest Rate Risk

     As of June 30, 1999, we had cash and cash equivalents of approximately $42.3 million which consist of cash and highly liquid short-term investments with original maturities of three months or less at the date of purchase. These investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at June 30, 1999 would cause the fair value of these short-term investments to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

Foreign Currency Exchange Rate Risk

     Substantially all of our revenues recognized to date have been denominated in U.S. dollars and are primarily from customers in the United States. Although revenues from international customers to date have not been substantial, we expect that future license fees and services revenues derived from international markets will be denominated in the currency of the applicable foreign market. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, if we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future.

Equity Price Risk

     We do not own any equity investments. Therefore, we are not currently exposed to any direct equity price risk.

                                       PART II
                                  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is involved in disputes in the normal course of business. The Company does not believe that the outcome of any of these disputes or litigation will have a material effect on the Company's business, financial condition or results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 19, 1999, the Company closed the private placement of 2,758,819 shares of Series E Preferred Shares at a per share price of $9.06 (giving effect to the two-for-one reverse stock split) and on July 7, 1999, the Company closed the initial public offering of 3,795,000 shares of Common Stock at a price per share to the public of $21 and the concurrent private placement of 1,013,171 shares of Common Stock at a price per share of $19.74. The net proceeds to us as a result of these transactions are estimated to be $116.5 million, after deducting underwriting discounts and other expenses.

We expect to use these proceeds for general corporate purposes, principally working capital, capital expenditures, geographic expansion of our operations, potential acquisitions, and additional sales and marketing efforts. We currently have no commitments or agreements for acquisitions of complementary businesses, products or technologies. Pending use of the net proceeds of the private placement of Series E Preferred Stock, the initial public offering and the concurrent private placement, we intend to invest the net proceeds in interest-bearing, investment-grade securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES

During the period from April 1, 1999 through June 30, 1999, the Company submitted several matters to its security holders for action by written consent. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against and the number of abstentions. There were no broker non-votes with respect to any matter.

To approve an amendment and restatement of the Company's Articles of Incorporation to increase the number of authorized Common Stock and authorize Series E Preferred Stock.

Common Stock:              FOR:  6,257,863   AGAINST:         0    ABSTAIN:  5,199,303
Preferred Stock:           FOR: 13,196,459   AGAINST:         0    ABSTAIN: 11,192,818

To approve the Company's reincorporation into Delaware.
Common Stock:              FOR:  6,438,923   AGAINST:         0    ABSTAIN:  5,018,243
Preferred Stock:           FOR: 16,391,651   AGAINST:         0    ABSTAIN:  7,997,626

To approve and adopt the Amended and Restated 1997 Stock Option Plan, and increase the number of shares of Common Stock reserved for issuance thereunder.
Common Stock:              FOR:  6,438,923   AGAINST:         0    ABSTAIN:  5,018,243
Preferred Stock:           FOR: 16,391,651   AGAINST:         0    ABSTAIN:  7,997,626

To approve and adopt a new 1999 Director Option Plan.
Common Stock:              FOR:  6,438,923   AGAINST:         0    ABSTAIN:  5,018,243
Preferred Stock:           FOR: 16,391,651   AGAINST:         0    ABSTAIN:  7,997,626

To approve and adopt a new 1999 Employee Stock Purchase Plan.
Common Stock:              FOR:  6,438,923   AGAINST:         0    ABSTAIN:  5,018,243
Preferred Stock:           FOR: 16,391,651   AGAINST:         0    ABSTAIN:  7,997,626

To approve the Amended and Restated Certificate of Incorporation, to be
effective after the closing of the Company's initial public offering.
Common Stock:              FOR:  6,438,923   AGAINST:         0    ABSTAIN:  5,018,243
Preferred Stock:           FOR: 16,391,651   AGAINST:         0    ABSTAIN:  7,997,626

To approve an amendment of the Company's Certificate of Incorporation to effect a reverse two-for-one split of the Company's Common Stock in connection with the Company's initial public offering.
Common Stock:              FOR:  7,463,501   AGAINST:         0    ABSTAIN:  4,191,964
Preferred Stock:           FOR: 20,422,091   AGAINST:         0    ABSTAIN:  3,967,186

To approve certain indemnification agreements to be entered into between the
Company and its officers and directors.
Common Stock:              FOR:  6,438,923   AGAINST:         0    ABSTAIN:  5,018,243
Preferred Stock:           FOR: 16,391,651   AGAINST:         0    ABSTAIN:  7,997,626

To approve the automatic conversion of all issued and outstanding shares of
Preferred Stock of the Company, to be effective upon the closing of the
Company's initial public offering.
Common Stock:              FOR:   N/A        AGAINST:         0    ABSTAIN:  N/A
Preferred Stock:           FOR: 16,711,802   AGAINST:         0    ABSTAIN:  7,677,475

ITEM 5.   OTHER INFORMATION

          NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

   EXHIBIT
    NUMBER
    ------

     27.1   Financial Data Schedule.


(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the six months ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   COMMERCE ONE, INC.

Dated:  August 16, 1999            /s/Peter F. Pervere
        ---------------            ----------------------------
                                   Peter F. Pervere Vice President and Chief
                                   Financial Officer

Dated:  August 16, 1999            /s/Mark B. Hoffman
        ---------------            ----------------------------
                                   Mark B. Hoffman President, Chief Executive
                                   Officer and Chairman