Form 10-Q
period 1999-09-30
COMMERCE ONE INC
filed 1999-11-12
CIK 1069450

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


For the transition period from ________________ to ________________

                        Commission file number 000-26453
                                               ---------

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

                                    Yes   X      No
                                        -----       -----

As of October 27, 1999, there were 24,061,999 shares of the registrant's Common Stock outstanding.

                               COMMERCE ONE, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                                             PAGE
                                                                                            NUMBER
                                                                                            ------
PART I         FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of September 30, 1999 and
                   December 31, 1998....................................................      3

               Condensed Consolidated Statements of Operations for the
                   Nine Months Ended September 30, 1999 and September 30, 1998..........      4

               Condensed Consolidated Statements of Cash Flows for the Nine Months
                   Ended September 30, 1999 and September 30, 1998......................      5

               Notes to Condensed Consolidated Financial Statements.....................      6

Item 2.        Management's Discussion and Analysis of Financial Conditions
                   and Results of Operations............................................      9

               Risk Factors.............................................................     19

Item 3.        Quantitative and Qualitative Disclosures of Market Risk..................     33


PART II        OTHER INFORMATION

Item 1.        Legal Proceedings........................................................     34

Item 2.        Changes in Securities and Use of Proceeds................................     34

Item 3.        Defaults Upon Senior Securities..........................................     34

Item 4.        Submission of Matters to a Vote of Securities Holders....................     34

Item 5.        Other Information........................................................     34

Item 6.        Exhibits and Reports on Form 8-K.........................................     35

               Signatures...............................................................     36


PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               COMMERCE ONE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                September 30,    December 31,
                                                                                    1999            1998
                                                                               --------------   ------------
                                                                                (Unaudited)
                                  ASSETS

Current assets:
   Cash and cash equivalents .............................................       $  116,161      $ 15,138
   Accounts receivable, net ..............................................            7,777         1,200
   Note receivable from stockholder ......................................            5,000             -
   Prepaid expenses and other current assets .............................            2,679           629
                                                                                 ----------      --------
Total current assets .....................................................          131,617        16,967
Property and equipment, net ..............................................            5,691         2,590
Note receivable from Veo Systems, Inc. ...................................                -           950
Intangible assets, net ...................................................           16,021             -
                                                                                 ----------      --------
Total assets .............................................................       $  153,329      $ 20,507
                                                                                 ==========      ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable ......................................................       $    2,469      $    709
   Accrued compensation and related expenses .............................            2,775           352
   Current portion of capital lease obligations ..........................              315           448
   Current portion of notes payable ......................................              388           876
   Deferred revenue ......................................................           20,014         1,168
   Other current liabilities .............................................            2,939         1,637
                                                                                 ----------      --------
Total current liabilities ................................................           28,900         5,190
Capital lease obligations ................................................               56           309
Notes payable ............................................................              387         1,587

Commitments

Redeemable convertible preferred stock, no par value, issuable in series:
   20,745,976 shares authorized; 8,777,829 issued and outstanding at
      December 31,1998 ...................................................                -        50,432

Stockholders' equity (deficit):
   Convertible preferred stock, no par value; 22,000,000 shares authorized (including 20,745,976 shares designated as redeemable convertible preferred stock): 336,840 shares issued and outstanding
      at December 31, 1998 ...............................................                -           487
   Common stock, no par value; 50,000,000 shares authorized; 24,056,172 and 3,299,068 shares issued and outstanding at September 30, 1999
      and December 31, 1998, respectively ................................          199,902         3,165
   Deferred stock compensation ...........................................           (2,051)       (1,848)
   Accumulated deficit ...................................................          (73,727)      (38,765)
   Accumulated other comprehensive loss ..................................             (138)          (50)
                                                                                 ----------      --------
Total stockholders' equity (deficit) .....................................          123,986       (37,011)
                                                                                 ----------      --------
Total liabilities, redeemable convertible preferred stock and
         stockholders' equity (deficit) ..................................       $  153,329      $ 20,507
                                                                                 ==========      ========


            See notes to condensed consolidated financial statements.

                               COMMERCE ONE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                           --------------------------   -----------------------
                                              1999          1998          1999          1998
                                           --------------------------   -----------------------
Revenues:
  License fees ........................     $  7,778      $    450      $ 11,504      $    955
  Services ............................        2,585           276         5,165           594
                                            --------      --------      --------      --------
Total revenues ........................       10,363           726        16,669         1,549
                                            --------      --------      --------      --------
Cost of revenues:
  License fees ........................          278             -           278             -
  Services ............................        4,490         1,352         9,254         2,987
                                            --------      --------      --------      --------
Total cost of revenues ................        4,768         1,352         9,532         2,987
                                            --------      --------      --------      --------
Gross profit (loss) ...................        5,595          (626)        7,137        (1,438)

Operating expenses:
  Sales and marketing .................        9,361         3,329        19,758         9,213
  Product development .................        5,353         1,724        12,324         4,375
  General and administrative ..........        1,226           534         2,976         1,326
  Purchased in-process research and
   development ........................            -             -         3,037             -
  Amortization of deferred stock
   compensation .......................          531           348         1,778           673
  Amortization of goodwill and other
   intangible assets ..................        1,053             -         2,977             -
                                            --------      --------      --------      --------
Total operating expenses ..............       17,524         5,935        42,850        15,587
                                            --------      --------      --------      --------
Loss from operations ..................      (11,929)       (6,561)      (35,713)      (17,025)

Interest income, net ..................        1,573            73         1,806            12
                                            --------      --------      --------      --------
Net loss before income taxes ..........      (10,356)       (6,488)      (33,907)      (17,013)

Provision for income taxes ............            -             -           586             -
                                            --------      --------      --------      --------
Net loss ..............................     $(10,356)     $ (6,488)     $(34,493)     $(17,013)
                                            ========      ========      ========      ========
Pro forma basic and diluted
  net loss per share ..................     $  (0.45)     $  (0.64)     $  (1.88)     $  (2.00)
                                            ========      ========      ========      ========
Shares used in calculation of pro
  forma basic and diluted net loss per
  share ...............................       23,236        10,200        18,332         8,516
                                            ========      ========      ========      ========


            See notes to condensed consolidated financial statements.

                               COMMERCE ONE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                     -------------------------
                                                                        1999           1998
                                                                     ----------     ----------
Operating activities:
Net loss .......................................................     $ (34,493)     $ (17,013)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization ...............................         1,581            684
   Purchased in-process research and development ...............         3,037              -
   Amortization of deferred stock compensation .................         1,778            772
   Amortization of goodwill and other intangible assets ........         2,977              -
   Changes in operating assets and liabilities:
      Accounts receivable ......................................        (5,990)           (89)
      Prepaid expenses and other current assets ................        (1,980)           143
      Accounts payable .........................................         1,760            217
      Accrued compensation and related expenses ................         1,966             76
      Other current liabilities ................................         1,045            522
      Deferred revenue .........................................        18,846            391
                                                                     ---------      ---------
Net cash used in operating activities ..........................        (9,473)       (14,297)

Investing activities:
Purchase of property and equipment, net ........................        (4,516)          (890)
Note receivable from stockholder ...............................        (5,000)            (5)
Acquisition of Veo Systems, Inc., net of cash acquired .........           (42)             -
                                                                     ---------      ---------
Net cash used in investing activities ..........................        (9,558)          (895)

Financing activities:
Borrowings under (payment on) bank line of credit ..............             -           (750)
Proceeds from issuance of preferred stock ......................        27,774         29,746
Issuance of common stock, net ..................................        94,442            (47)
Proceeds from borrowings on notes payable ......................             -          1,456
Payments on notes payable ......................................        (1,688)          (285)
Payments on capital lease obligations ..........................          (386)          (289)
                                                                     ---------      ---------
Net cash provided by financing activities ......................       120,142         29,831
                                                                     ---------      ---------
Effect of foreign currency translation on cash and cash
   equivalents .................................................           (88)           (32)
                                                                     ---------      ---------
Increase in cash and cash equivalents ..........................       101,023         14,607
Cash and cash equivalents at beginning of period ...............        15,138          9,367
                                                                     ---------      ---------
Cash and cash equivalents at end of period .....................     $ 116,161      $  23,974
                                                                     =========      =========
Supplemental disclosures:
Interest paid ..................................................     $     302      $     322
                                                                     =========      =========
Noncash investing and financing activities:
Capital lease obligations incurred .............................     $       -      $     544
                                                                     =========      =========
Deferred compensation related to stock option grants ...........     $   1,982      $   1,823
                                                                     =========      =========
Conversion  of  borrowings  under  bank  line of  credit to note
payable ........................................................     $     750      $     750
                                                                     =========      =========
Acquisition of VEO Systems, Inc. with preferred stock, common
stock and assumption of stock options ..........................     $  21,151      $       -
                                                                     =========      =========
Conversion of convertible preferred stock into common stock ....     $  81,955      $       -
                                                                     =========      =========

            See notes to condensed consolidated financial statements.

                                COMMERCE ONE, INC

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

         Pro forma net loss per share has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of preferred shares not included above that automatically converted to common shares upon completion of the Company's initial public offering, using the if-converted method.

         The calculation of historical and pro forma basic and diluted net loss per share is as follows (in thousands, except per share amounts):

                                COMMERCE ONE, INC


                                                         Three months ended              Nine months ended
                                                            September 30,                  September 30,
                                                            -------------                  -------------
                                                         1999            1998            1999           1998
                                                   --------------- -------------   -------------  ------------
                                                     (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
Historical:
   Net loss......................................  $      (10,356) $     (6,488)   $    (34,493)  $   (17,013)
   Preferred stock accretion.....................                -         (139)           (469)         (261)
                                                   --------------- -------------   -------------  ------------
   Loss applicable to common stockholders........  $      (10,356) $     (6,627)   $    (34,962)  $   (17,274)
                                                   =============== =============   =============  ============
   Weighted average shares of common stock
      outstanding................................           10,854         3,280           7,239         3,245
   Less: Weighted average shares that may be
      repurchased................................            (440)         (212)           (268)         (236)
                                                   --------------- -------------   -------------  ------------
   Weighted  average shares of common stock
      outstanding used in computing basic and
      diluted net loss per share.................           10,414         3,068           6,971         3,009
                                                   =============== =============   =============  ============
   Basic and diluted net loss per share..........  $        (0.99) $      (2.16)   $      (5.02)  $     (5.74)
                                                   =============== =============   =============  ============
Pro forma:
   Net loss                                        $      (10,356) $     (6,488)   $    (34,493)  $   (17,013)
                                                   =============== =============   =============  ============
   Weighted average shares used in computing
      basic and diluted net loss per share
      (from above)                                          10,414         3,068           6,971        3,009
   Adjustment to reflect the effect of the
      assumed conversion of preferred stock from
      the date of issuance.......................           12,822         7,132          11,361        5,507
                                                   --------------- -------------   -------------  ------------
   Weighted-average shares used in computing pro
      forma basic and diluted net per loss share.           23,236        10,200          18,332        8,516
                                                   =============== =============   =============  ============
   Pro forma basic and diluted net loss per share  $        (0.45) $      (0.64)   $      (1.88)  $    (2.00)
                                                   =============== =============   =============  ============

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

4. COMPREHENSIVE INCOME (LOSS)

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in financial statements. The only item of other comprehensive
(loss) which the Company currently reports is foreign translation adjustments as shown below (in thousands):


                                                       Three months ended                  Nine months ended
                                                          September 30,                       September 30,
                                                          -------------                       -------------
                                                     1999               1998               1999             1998
                                                    ------             ------             ------           ------
                                                  (Unaudited)        (Unaudited)        (Unaudited)      (Unaudited)
Net loss...............................            $(10,356)           $(6,488)          $(34,493)        $(17,013)
Other comprehensive
  income (loss):
  Foreign currency
    translation adjustment.............                 (43)               (10)               (88)             (32)
                                                  ----------          ---------         ----------       ----------
Comprehensive loss.....................            $(10,399)           $(6,498)          $(34,581)        $(17,045)
                                                  ==========          =========         ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. These forward-looking statements are typically denoted in this Quarterly Report by the phrases "anticipates," "believes," "expects," "plans" and similar phrases. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in "Risk Factors" beginning on page 19 of this Report.

OVERVIEW

Background

         Commerce One is a leading provider of business-to-business electronic commerce solutions that link buyers and suppliers of indirect goods and services into trading communities over the Internet. We were founded under the name DistriVision Development Corporation in 1994. In March 1997, we changed our name to Commerce One, Inc. and embarked on an aggressive product development effort, which culminated in the release of the BUYSITE and MARKETSITE products in April 1998. We released subsequent versions of the BUYSITE and MARKETSITE products in November 1998 and April 1999.

History of Losses

         We have never been profitable, we expect to incur net losses in the foreseeable future and we may never be profitable. As of September 30, 1999, we had an accumulated deficit of $73.7 million. Net losses have been incurred in the last seven quarters and we expect this trend will continue.

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

 Revenue Recognition

         We recognize revenues from license agreements upon delivery and acceptance of the software if there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable, and there is sufficient vendor-specific objective evidence to support allocating the total fee to all elements of multiple-element arrangements. If an acceptance period is required, license revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

         We recognize revenues from professional services as the services are provided. If a transaction includes both license and service elements, the license fee is recognized on delivery and acceptance of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not dependent on additional acceptance criteria. In cases where license fee payments are contingent on the acceptance of services, recognition of revenues is deferred for both the license and the service elements until the acceptance criteria are met. Software maintenance revenues and Marketsite Access fees are recognized ratably over the term of the support contract, typically one year.

         Effective January 1, 1998, we adopted Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position 98-4 ("SOP 98-4") which were issued by the American Institute of Certified Public Accountants ("AICPA"). We believe our current revenue recognition policies and practices are consistent with SOP 97-2 and SOP 98-4. Additionally, the AICPA issued SOP 98-9 in December 1998, which provides certain amendments to SOP 97-2, and is effective for transactions entered into beginning January 1, 2000.

Limited Operating History

         We have a limited operating history that makes it difficult to forecast our future operating results. We expect to continue to substantially increase our sales and marketing, product development and general and administrative expenses. As a result, we will need to generate significant additional revenues to achieve and maintain profitability in the future. Although our revenues have grown in recent quarters, we cannot be certain that such growth will continue or that we will achieve sufficient revenues for profitability. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.

RECENT EVENTS

Strategic Relationship with General Motors

         On November 2, 1999, Commerce One and General Motors Corporation entered into a non-binding memorandum of understanding providing for the establishment of a business-to-business e-commerce portal among General Motors and its suppliers. The portal is expected to facilitate and streamline General Motors' procurement of goods from it suppliers, as well as these suppliers' procurement of goods from each other. The portal will be owned by General Motors and jointly operated by General Motors and Commerce One. General Motors and Commerce One will share in the revenues generated by the portal. General Motors and Commerce One expect that the portal will become operational in the first quarter of 2000.

In connection with the establishment of the portal, Commerce One anticipates granting rights to General Motors to purchase up to 4.8 million shares of Commerce One common stock at a purchase price of $0.0001 per share. The rights will not be exercisable, however, until certain milestones related to the operation of the portal are achieved. Commerce One will also agree to nominate a representative of General Motors to serve on its board of directors.

         Commerce One and General Motors anticipate entering into definitive agreements for the portal in the fourth quarter of 1999.

Acquisition of CommerceBid.com

         On November 5, 1999, Commerce One agreed to acquire privately held CommerceBid.com, a leading developer of business-to-business auction and reverse auction service solutions. The acquisition was structured as a tax-free, stock-for-stock exchange, and will be accounted for as a purchase transaction. Commerce One will issue approximately 785,000 shares of unregistered common stock and approximately $4.5 million in cash to the CommerceBid.com stockholders in this transaction. The transaction closed in November, 1999.

Forward-Looking Statements

         The foregoing descriptions of recent events include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements concerning the establishment of a business-to-business e-commerce portal, the anticipated date of its commencement of operations, the anticipated date of Commerce One and General Motors reaching definitive terms on the agreements that will underlie the relationship between the two companies, the potential revenues to be generated by the portal, the interoperability of the portal with other business-to-business e-commerce portals, the potential efficiencies and cost savings that may be realized from the portal, and the acquisition of CommerceBid.com and the addition of auction capabilities to Commerce One's software and service offerings. These statements are subject to risks and uncertainties. Actual results may differ materially from those described in such statements as a result of a number of factors. These factors include but are not limited to the ability of Commerce One and General Motors to timely enter into definitive agreements relating to the portal, the ability of the two companies to timely and successfully launch the portal, the extent of supplier and buyer adoption and utilization of the portal once it becomes operational, the extent to which Commerce One and CommerceBid can integrate their technology, personnel and businesses in order to offer auction software and services and the extent to which customers adopt and utilize such software services once they become available.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenue

         Total revenues increased to approximately $10.4 million for the three months ended September 30, 1999 from approximately $726,000 for the three months ended September 30, 1998. For the three months ended September 30, 1999, license fees and services revenues accounted for 75% and 25% of total revenues, respectively. For the three months ended September 30, 1998, license fees and services revenues accounted for 62% and 38% of total revenues, respectively. A relatively small number of customers have accounted for a significant portion of our total revenue to date.

         Revenues from license fees increased to approximately $7.8 million for the three months ended September 30, 1999 from approximately $450,000 for the three months ended September 30, 1998. The increase in revenues from license fees primarily resulted from an increase in new customers who purchased and accepted the BUYSITE and MARKETSITE products.

         Services revenues include revenue from professional services, maintenance fees, and to a lesser degree, MarketSite access fees and transaction fees. Services revenues increased to approximately $2.6 million for the three months ended September 30, 1999 from approximately $276,000 for the three months ended September 30, 1998. The increase in services revenues resulted primarily from an increase in consulting revenue associated with implementing our products at an increased number of customer sites. The increase was also attributable to higher maintenance revenue resulting from customer sites that have commenced maintenance over the past 12 months.

Cost of Revenues

         Total cost of revenues increased to $4.8 million for the three months ended September 30, 1999 from approximately $1.4 million for the three months ended September 30, 1998. Cost of services, which primarily consists of consulting, customer support and training costs, increased to $4.5 million for the three months ended September 30, 1999 from $1.4 million for the three months ended September 30, 1998. The increase in cost of services resulted primarily from an increase in personnel related expenses due to the hiring and training of consulting, support and training personnel in the United States and Europe. Additionally, an increase in allocated overhead expenses and third party consultants contributed to the increase. Cost of services also includes software media and duplication and software documentation costs, although these costs have not been material to date. Cost of license fees for the three months ended September 30, 1999 consisted solely of royalties due to a reseller.

Sales and Marketing Expenses

         Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses increased to approximately $9.4 million for the three months ended September 30, 1999 from approximately $3.3 million for the three months ended September 30, 1998. This increase was primarily attributable to an overall increase in the number of sales and marketing personnel as well as an increase in marketing related activity. The number of employees engaged in sales and marketing increased to 117 at September 30, 1999 from 51 at September 30, 1998. The increase was also attributable to increased commission expense and travel related expense resulting from increased sales activity. In addition, an increase in marketing related expenses and allocated overhead expenses contributed to the overall increase. We expect that the dollar amount of sales and marketing expenses will continue to increase due to the planned growth of our sales force, including the establishment of sales offices in additional domestic and international locations, and due to expected additional increases in marketing programs and other promotional activities.

Product Development Expenses

         Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses increased to approximately $5.4 million for the three months ended September 30, 1999 from approximately $1.7 million for the three months ended September 30, 1998. The increase was primarily due to an increase in personnel related expenses, including the addition of 22 employees from the acquisition of VEO Systems in January 1999, to support development of the BUYSITE and MARKETSITE products which were partially offset by government funded reimbursement of expenses related to development work. The overall number of employees engaged in product development increased to 150 at September 30, 1999 from 39 at September 30, 1998. In addition, increases in allocated overhead expenses contributed to the overall increase. We believe that investments in product development are essential to our future success and expect that the dollar amount of product development expenses will increase in future periods.

General and Administrative Expenses

         General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses increased to approximately $1.2 million for the three months ended September 30, 1999 from approximately $534,000 for the three months ended September 30, 1998. This increase was primarily attributable to an increase in personnel related expenses. The number of employees engaged in general and administrative functions increased to 28 at September 30, 1999 from 9 at September 30, 1998. In addition, an increase in allocated overhead and legal expenses, partially offset by lower consulting expenses, contributed to the overall increase. We expect general and administrative expenses to increase modestly in future periods.

Amortization of Deferred Stock Compensation

         During the three months ended September 30, 1999, amortization of deferred stock compensation totaled approximately $531,000. The deferred stock compensation is being amortized over the four year vesting periods of the related options using a graded vesting method.

 Net Loss

         Our net loss increased to approximately $10.4 million for the three months ended September 30, 1999 from approximately $6.5 million for the comparable period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenue

         Total revenues increased to approximately $16.7 million for the nine months ended September 30, 1999 from approximately $1.5 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, license fees and services revenues accounted for 69% and 31% of total revenues, respectively. For the nine months ended September 30, 1998, license fees and services revenues accounted for 62% and 38% of total revenues, respectively.

         Revenues from license fees increased to approximately $11.5 million for the nine months ended September 30, 1999 from approximately $955,000 for the nine months ended September 30, 1998. The increase in revenues from license fees primarily resulted from an increase in new customers who purchased and accepted the BUYSITE and MARKETSITE products.

         Services revenues include revenue from professional services, maintenance fees, and to a lesser degree, MarketSite access fees and transaction fees. Services revenues increased to approximately $5.2 million for the nine months ended September 30, 1999 from approximately $594,000 for the nine months ended September 30, 1998. The increase in services revenues resulted primarily from an increase in consulting revenue associated with implementing our products at an increased number of customer sites. The increase was also attributable to higher maintenance revenue resulting from customer sites that have commenced maintenance over the past 12 months.

Cost of Revenues

         Total cost of revenues increased to $9.5 million for the nine months ended September 30, 1999 from approximately $3.0 million for the nine months ended September 30, 1998. Cost of services, which primarily consists of consulting, customer support and training costs, increased to $9.3 million for the nine months ended September 30, 1999 from $3.0 million for the nine months ended September 30, 1998. The increase in cost of services resulted primarily from an increase in personnel related expenses due to the hiring and training of consulting, support and training personnel in the United States and Europe. Additionally, an increase in allocated overhead expenses and third party consultants contributed to the increase. Cost of services also includes software media and duplication and software documentation costs, although these costs have not been material to date. Cost of license fees for the nine months ended September 30, 1999 consisted solely of royalties due to a reseller.

Sales and Marketing Expenses

         Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses increased to approximately $19.8 million for the nine months ended September 30, 1999 from approximately $9.2 million for the nine months ended September 30,1998. This increase was primarily attributable to an overall increase in the number of sales and marketing personnel as well as an increase in marketing related activity. The number of employees engaged in sales and marketing increased to 117 at September 30, 1999 from 54 at September 30, 1998. The increase was also attributable to increased commission expense and travel related expense resulting from increased sales activity. In addition, an increase in marketing related expenses and allocated overhead expenses contributed to the overall increase.

Product Development Expenses

         Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses increased to approximately $12.3 million for the nine months ended September 30, 1999 from approximately $4.4 million for the nine months ended September 30, 1998. The increase was primarily due to an increase in personnel related expenses, including the addition of 22 employees from the acquisition of VEO Systems in January 1999, to support development of the BUYSITE and MARKETSITE products which were partially offset by government funded reimbursement of expenses related to development work. The overall number of employees engaged in product development increased to 150 at September 30, 1999 from 39 at September 30, 1998. In addition, increases in allocated overhead expenses and, to a lesser degree, consulting expenses contributed to the overall increase.

General and Administrative Expenses

         General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses increased to approximately $3.0 million for the nine months ended September 30, 1999 from approximately $1.3 million for the nine months ended September 30, 1998. This increase was primarily attributable to an increase in personnel related expenses. The number of employees engaged in general and administrative functions increased to 28 at September 30, 1999 from 9 at September 30, 1998. In addition, an increase in allocated overhead and legal expenses, partially offset by lower consulting expenses, contributed to the overall increase.

Purchased In-Process Research and Development

         In January 1999, we acquired VEO Systems, Inc., a company specializing in the creation of extensible mark-up language software technology applications, to complement our existing technologies. We accounted for the VEO Systems acquisition as a purchase transaction. The purchase consideration was approximately $23.2 million consisting of shares of common and preferred stock, stock options assumed, and $400,000 in cash plus an additional $400,000 in contingent consideration.

         We estimated that approximately $3.0 million of the $23.2 million purchase consideration represented purchased in-process research and development that has not yet reached technological feasibility and has no alternative future use. Accordingly, we charged this amount to operations in the three months ended March 31, 1999. A total of approximately $3.5 million of the purchase consideration was allocated to other intangible assets, including existing technology ($2.3 million), assembled workforce ($541,000) and tradenames and patents ($693,000), with these amounts being amortized over periods of four, two and five years, respectively.

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

Amortization of Deferred Stock Compensation

         In the nine months ended September 30, 1999, we recorded aggregate deferred stock compensation totaling approximately $2.0 million in connection with certain stock option grants. The deferred stock compensation is being amortized over the four year vesting period of the related options using a graded vesting method. During the nine months ended September 30, 1999, amortization of deferred stock compensation totaled approximately $1.8 million.

Provision for Income Taxes

         The provision for income taxes consist of withholding tax related to international sales.

Net Loss

         Our net loss increased to approximately $34.5 million for the nine months ended September 30, 1999 from approximately $17.0 million for the comparable period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically satisfied our cash requirements primarily through issuances of equity securities and lease and debt financing. On July 7, 1999, we closed the initial public offering and a concurrent private placement which resulted in net proceeds of approximately $92.9 million.

         Net cash used in operating activities totaled approximately $9.5 million for the nine months ended September 30, 1999 as compared to approximately $14.3 million for the nine months ended September 30, 1998. Cash used in operating activities for each period resulted primarily from net losses in those periods.

         Net cash used in investing activities totaled approximately $9.6 million for the nine months ended September 30, 1999 as compared to approximately $0.9 million for the nine months ended September 30, 1998. The uses in each period resulted from the acquisition of capital assets, primarily computer and office equipment, as well as a note receivable from a stockholder for the current period.

         Net cash provided by financing activities totaled approximately $120.1 million for the nine months ended September 30, 1999 as compared to approximately $29.8 million for the nine months ended September 30, 1998. The cash provided in the current period resulted primarily from an initial public offering and a concurrent private placement completed on July 7, 1999 which resulted in net proceeds of approximately $92.9 million. The cash provided in the prior period resulted primarily from the net proceeds from issuances of convertible preferred stock and proceeds from option exercises.

         As of September 30, 1999, our principal sources of liquidity included approximately $116.2 million of cash and cash equivalents. We anticipate an increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

         We believe that our available cash resources together with the net proceeds from our recent public offering and the concurrent private placement will be sufficient to finance our presently anticipated operating losses and working capital expenditure requirements for at least the next 12 months. Our future liquidity and capital requirements will depend upon numerous factors. The rate of expansion of our operations in response to potential growth opportunities and competitive pressures will affect our capital requirements as will funding of continued net losses and substantial negative cash flows. Additionally, we may need additional capital to fund acquisitions of complementary businesses, products and technologies. Our forecast of the period of time through which its financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of the factors described above. If we require additional capital resources, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

YEAR 2000 COMPLIANCE

Many currently installed computer systems, software products and other control devices are unable to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' computer systems, software products and control devices may need to be upgraded or replaced in order to operate properly in the year 2000 and beyond.

         The internal systems used to deliver our services utilize third-party hardware and software. We have contacted all infrastructure products' vendors and are in the process of contacting the few remaining outside service providers with whom we have not yet spoken in order to gauge their year 2000 compliance. Based on these vendors' representations, we believe that there are a number of third-party hardware and software systems, some of which are material to our products and operations, that require some upgrade in order to be year 2000 compliant. The upgrades will be performed by a combination of our internal technical staff and outside specialized vendors and contractors. We originally believed that all of our software would be year 2000 compliant by September 1999 and all of our hardware would be year 2000 compliant by November 1999. We determined that our product software is compliant as disclosed in our Information Readiness Disclosure Act Y2K disclosure statement and our hardware is compliant. We are currently upgrading internal third party software, a process that we will complete in November 1999. We are currently in the process of effecting these upgrades and currently estimate the costs of such efforts to be less than $500,000. The time period in which we expect to upgrade our software and hardware to be year 2000 compliant is a forward-looking statement that is subject to risks and uncertainties. Actual results may differ materially from those described as a result of a number of factors, including difficulties in identifying or upgrading software or hardware systems that are not currently year 2000 compliant and in coordinating these efforts through our internal technical staff and specialized contractors. We expect to be able to complete these upgrades before any year 2000 problem could arise and with ample time to test and refine any adjustments made. Unanticipated problems such as material costs caused by undetected errors or defects in the technology used in our internal systems could delay our completion of the upgrades.

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

         The worst case scenario for year 2000 problems for us would be the need for us to cease normal operations for an indefinite period of time while we attempt to respond to customers' and suppliers' year 2000 problems without having full internal operational capabilities. We are in the process of assessing our exposure to liability for any failure to provide year 2000 compliant products to our customers and suppliers. In the event that year 2000 issues are not resolved in a timely manner, we are developing a disaster recovery plan that is scheduled to be completed by November 1999. The cost of developing and implementing our plan we estimate to be less than $250,000.

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

WE ARE AN EARLY STAGE COMPANY, WE HAVE A HISTORY OF LOSSES AND WE EXPECT FUTURE LOSSES.

         We have never been profitable, we expect to incur net losses for the foreseeable future and we may never be profitable. We incurred net losses of $34.5 million and $17.0 million for the nine months ended September 30, 1999 and 1998, respectively. As of September 30, 1999, we had an accumulated deficit of $73.7 million.

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

         Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Future expansion efforts could be expensive and put a strain on our management and resources. We have increased, and plan to continue to increase, the scope of our operations at a rapid rate. Our headcount has grown and will continue to grow substantially. At December 31, 1998, we had a total of 156 employees, and at September 30, 1999, we had a total of 428 employees. In addition, we expect to hire a significant number of new employees in the near future. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

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

IF SUPPLIERS DO NOT PARTICIPATE IN THE MARKETSITE MARKETPLACES, OUR MARKETSITE MARKETPLACE PRODUCTS WILL NOT GROW AND OUR

REVENUES WILL SUFFER.

         If an adequate number of suppliers do not participate in the MARKETSITE marketplaces, our MARKETSITE marketplace products will not grow and our revenues will suffer. To date, only a limited number of suppliers of certain types of goods, such as office supplies, are connected to MARKETSITE.NET which, along with British Telecommunications and Singapore Telecommunications, are currently the only operational MARKETSITE marketplaces. MARKETSITE marketplaces will be attractive to suppliers only if a significant number of buyers are willing to purchase goods and services through the MARKETSITE marketplaces. We cannot assure you that the goods and services currently available or made available in the future on MARKETSITE marketplaces will be sufficient to attract and retain buyers or that we will be able to make available the goods and services buyers will want in the future. Suppliers incur costs making information relating to their goods and services available on these trading communities and thus must realize additional revenues to justify their continued participation in these trading communities. We cannot assure you that the suppliers will remain in the MARKETSITE marketplaces or that new suppliers will join these communities.

OUR FUTURE REVENUES DEPEND UPON OUR ABILITY TO INCREASE TRANSACTION VOLUME ON MARKETSITE MARKETPLACES.

         If the transaction volume on the MARKETSITE marketplaces does not grow, it is unlikely that we will ever achieve or maintain profitability. We currently derive substantially all of our revenues from licensing our MARKETSITE and BUYSITE solution to buyers and providing related services. Transaction revenue from MARKETSITE has been immaterial to date. However, our business model calls for a significant portion of our revenues in the future to be based upon a percentage of the transactions completed on MARKETSITE marketplaces developed by current and future MARKETSITE PLATFORM licensees. Accordingly, our future revenues will depend significantly on the number of transactions that are successfully completed on the MARKETSITE marketplaces.

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

OUR STRATEGY OF ESTABLISHING STRATEGIC RESELLING RELATIONSHIPS WITH OUR PARTNERS IS UNPROVEN AND MAY NOT BE SUCCESSFUL.

         We have recently established strategic relationships with PeopleSoft, British Telecommunications, Singapore Telecommunications, and Cable and Wireless Optus, each of whom is entitled to resell our existing BUYSITE application to their customers. These relationships are new and this strategy is unproven, and we cannot assure you that any of these resellers, or those we may appoint in the future, will be able to resell our BUYSITE product to a sufficient number of customers, or that those customers will purchase our applications and more importantly, connect into MARKETSITE marketplaces. If our current or future strategic partners are not able to successfully resell our BUYSITE product, our business will suffer.

         In addition, as part of our overall portal relationship with GM, we will rely upon GM's ability to resell our BUYSITE application to their supplier community. If GM and Commerce One cannot resell effectively our BUYSITE product, the rate of growth of the GM TradeXchange will suffer.

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

SECURITY RISKS OF ELECTRONIC COMMERCE MAY DETER FUTURE USE OF OUR PRODUCTS AND SERVICES.

         A fundamental requirement to conduct Internet-based, business-to-business electronic commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches of the MARKETSITE marketplaces, or well publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the algorithms we use to protect content and transactions on MARKETSITE marketplaces or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information.

IF WE RELEASE PRODUCTS CONTAINING DEFECTS, WE MAY NEED TO HALT

FURTHER SHIPMENTS UNTIL WE FIX THE DEFECTS, AND OUR BUSINESS AND REPUTATION WOULD BE HARMED.

         Products as complex as ours often contain unknown and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction and initial shipment of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before shipment to them, our products are not error-free. These errors or performance problems could result in lost revenues or delays in customer acceptance and would be detrimental to our business and reputation. In the past, defects in our products have delayed their shipments after those products have been commercially introduced. While these delays have not been material to date, we cannot assure you that undetected errors or performance problems in our existing or future products will not be discovered in the future or that known errors considered minor by us will not be considered serious by our customers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including the risk factors noted in the section entitled "Risk Factors" beginning on page 19.

Interest Rate Risk

         As of September 30, 1999, we had cash and cash equivalents of approximately $116.2 million which consist of cash and cash equivalents with original maturities of three months or less at the date of purchase. These investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at September 30, 1999 would cause the fair value of these short-term investments to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

Foreign Currency Exchange Rate Risk

         Substantially all of our revenues recognized to date have been denominated in U.S. dollars. Future license fees and services revenues derived from international markets could be denominated in the currency of the applicable foreign market. As a result, our operating results could become subject to significant fluctuations based upon changes in the exchange rates of certain currencies in relation to the U.S. dollar. Furthermore, if we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 19, 1999, the Company closed the private placement of 2,758,819 shares of Series E Preferred Shares at a per share price of $9.06 (giving effect to the two-for-one reverse stock split) and on July 7, 1999, the Company closed the initial public offering of 3,795,000 shares of Common Stock at a price per share to the public of $21.00 and the concurrent private placement of 1,013,171 shares of Common Stock at a price per share of $19.74. The net proceeds to us as a result of these transactions are estimated to be $116.5 million, after deducting underwriting discounts and other expenses.

We expect to use these proceeds for general corporate purposes, principally working capital, capital expenditures, geographic expansion of our operations, potential acquisitions, and additional sales and marketing efforts. Pending use of the net proceeds of the private placement of Series E Preferred Stock, the initial public offering and the concurrent private placement, we have invested the net proceeds in interest-bearing, investment-grade securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES

         None.

ITEM 5.   OTHER INFORMATION

         None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


         EXHIBIT
         NUMBER
         -------
          3.0               Amended and restated certificate of Incorporation
                            of Commerce One, Inc.
         27.1               Financial Data Schedule.


(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  COMMERCE ONE, INC.

Dated:  November 12, 1999                 /s/ Peter F. Pervere
        -----------------                -----------------------------
                                         Peter F. Pervere
                                         Vice President and Chief
                                         Financial Officer

Dated:  November 12, 1999                 /s/ Mark B. Hoffman
        -----------------                ---------------------------
                                         Mark B. Hoffman
                                         President, Chief Executive
                                         Officer and Chairman