Form 10-K
period 1999-12-31
COMMERCE ONE INC
filed 2000-03-30
CIK 1069450

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                        Commission file number 000-26453


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

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                Common Stock, $0.0001 par value (title of class)

         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes  /X/     No  / /
                                                  -----       -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 16, 2000, was $14,350,705,970 based upon the last sales price reported for such date on The Nasdaq Stock Market's National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         As of March, 16, 2000 there were 77,387,388 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant's Annual Meeting of Stockholders to be held May 31,2000.


                                      INDEX


                                                                                           PAGE
                                                                                         NUMBER
                                                                                         ------
PART I
         Item  1.     Description of Business                                                  2
         Item  2.     Description of Property                                                 22
         Item  3.     Legal Proceedings                                                       22
         Item  4.     Submission of Matters to a Vote of Security Holders                     22
         Item 4A.     Directors and Executive Officers of Registrant                          22

PART II
         Item  5.     Market for the Registrants Common Stock and Related
                         Stockholder Matters                                                  25
         Item  6.     Selected Financial Data                                                 26
         Item  7.     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                  27
         Item 7A.     Quantitative and Qualitative Disclosures about
                         Market Risks                                                         34
         Item  8.     Financial Statements and Supplementary Data                             37
         Item  9.     Changes In and Disagreements with Accountants on
                         Accounting and Financial Disclosures                                 53

PART III
         Item 10.     Directors and Executive Officers of Registrant                          53
         Item 11.     Executive Compensation                                                  54
         Item 12.     Security Ownership of Certain Beneficial Owners and
                         Management                                                           54
         Item 13.     Certain Relationships and Related Transactions                          54
         Item 14.     Exhibits, Financial Statement Schedules and Reports on
                         Form 8-K                                                             54
SIGNATURES                                                                                    57


PART I

                                EXPLANATORY NOTE
THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED), INCLUDING THOSE FORWARD-LOOKING STATEMENTS ATTRIBUTED TO CERTAIN THIRD PARTIES RELATING TO THEIR ESTIMATES REGARDING THE GROWTH OF BUSINESS-TO-BUSINESS AND BUSINESS-TO-CONSUMER ELECTRONIC COMMERCE AND RELATED SERVICE MARKETS AND SPENDING. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS ANNUAL REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS FOR MANY REASONS INCLUDING THE RISK FACTORS DESCRIBED BEGINNING ON PAGE 12 AND ELSEWHERE IN THIS ANNUAL REPORT.

Commerce One, Inc., incorporated on March 24, 1999, under the laws of the State of Delaware, is hereinafter sometimes referred to as "the Registrant," "the Company," "Commerce One," "we" and "us." We were initially incorporated in California under the name of DistriVision Development Corporation on January 7, 1994.

ITEM 1.  DESCRIPTION OF BUSINESS

INDUSTRY BACKGROUND

         The success of the Internet in streamlining business-to-consumer commerce is encouraging companies to seek similar efficiencies in their transactions with other businesses. Companies are increasingly using the Internet to enter new markets, improve supply chains and meet the challenges of increased competition and global markets. Forrester Research estimates that U.S.-based Internet commerce between companies will grow from $109 billion in 1999 to $1.3 trillion in 2003. Forrester Research further estimates that by 2003 this market for business-to-business transactions will be more than ten times larger than the related business-to-consumer transactions market.

EARLY ENTERPRISE COMMERCE AUTOMATION

         Initial efforts by businesses to reduce transaction costs and increase commerce efficiency focused on automating supply chains, particularly for the purchase and sale of raw materials, unfinished items and other direct goods. Most large companies have historically relied upon enterprise resource planning ("ERP") and supply chain automation systems to increase the efficiency of their internal procurement processes for direct goods. These systems are based on complex client-server architectures that are designed to be used by a relatively small number of sophisticated users. In addition, since ERP solutions do not typically tie the corporation with its suppliers or customers, they do not address any transaction costs or inefficiencies that are external to the organization.

         A variety of point-to-point solutions have been developed to address procurement cycle inefficiencies across both buyers and suppliers. The most successful of these has been to integrate electronic data interchange ("EDI") into existing ERP systems. EDI has gained wide acceptance in automating the sale and procurement of selected direct goods, principally in environments characterized by high dollar-volume transactions with a few suppliers. However, because EDI relies on the execution of certain pre-defined transactions, it typically is not well suited for situations involving many buyers and suppliers, a wide variety of goods and services, or numerous low dollar-volume transactions. Moreover, EDI does not support real-time interactions between trading partners, making it difficult for buyers to obtain up to date supplier information about price, availability and order status. Finally, the expense and complexity associated with licensing, implementing and managing both ERP and EDI solutions makes them unsuitable for all but the largest organizations.

FIRST GENERATION INDIRECT AND DIRECT MATERIALS PROCUREMENT SOLUTIONS

         Similar efforts have been made to improve the procurement process for indirect goods and services, which include information technology and telecommunications equipment, office equipment and supplies, travel and entertainment, professional services and other repeat purchase items. The purchase and sale of these goods comprise a large portion of business-to-business transactions. The process of procuring these goods often involves thousands of internal users, as numerous work groups, departments, and divisions within an enterprise are involved in the purchase of indirect goods and services. As a result, the indirect goods procurement process is also mired in several inefficiencies, including high purchasing costs (as paper-based, manual processes still dominate this process), wasted time on low value activities within purchasing departments and poor communication between buyers and suppliers.

         A number of desktop-based requisitioning solutions have been introduced to focus on automating the indirect goods and services procurement processes within the enterprise. These solutions serve to enforce purchasing policies and improve the efficiency of supplier management, buying authorization, approval routing and order processing. However, these buyer-focused approaches offer limited ability to address the costs and inefficiencies associated with the supplier side of the transaction. They also typically lack the interactivity users need to check prices, availability and order status, while they also generally fail to provide a mechanism to automatically update supplier information relating to these areas. Consequently, both internal users and suppliers must still rely upon costly, manual phone- and fax-based processes to interact and conduct commerce.

         In response to these limitations, some vendors have produced point-to-point solutions that automate buying and selling among trading partners. These solutions typically require compatible software to be deployed at both the buyer and supplier, a costly and inefficient approach that is difficult to scale to a large number of trading partners.

         Indirect procurement is an ideal application for Internet-based e-commerce. The Internet offers the potential to transform the indirect goods supply chain into open marketplaces or trading communities by enabling companies to publish information so that it is instantly available to all trading partners. Ideally, these marketplaces should be open and interoperable, so that buyers and suppliers can reach the largest number of trading partners, regardless of the procurement applications they may be using or the trading communities to which they belong.

         Leveraging the infrastructure created for a comprehensive indirect procurement solution, we will apply our products and the Commerce One Solution to the direct goods market. In February 2000, Commerce One announced that the MARKETSITE PORTAL SOLUTION will be expanded to support Internet-based procurement of Direct Materials, Repair and Operations (MRO) materials, as well as collaborative supply chain management services. This new service is designed to enable integrated sourcing, collaborative planning, real-time business transaction management and support services across the entire supply chain. By leveraging the existing MarketSite portal infrastructure as a platform for these services, customers and partners will be able to rapidly gain the benefits of a truly collaborative environment.

THE COMMERCE ONE SOLUTION

         Commerce One is a leading provider of global e-commerce solutions for business. Our solutions are designed to create a network of interoperable marketplaces, trading communities and commerce portals called the Global Trading Web. We have developed the Commerce One Solution to automate the procurement cycle between multiple buyers and suppliers. The Commerce One Solution is comprised of the following components: enterprise e-procurement applications consisting of BUYSITE, ENTERPRISE EDITION and BUYSITE PORTAL EDITION and the MARKETSITE PORTAL SOLUTION. Within the MARKETSITE PORTAL SOLUTION, business services such as auction services and enhanced content services are offered, with others to be added in the future.

         BUYSITE ENTERPRISE EDITION is an intranet-based purchasing application that enables users throughout the enterprise to make purchases over the Internet. BUYSITE provides access to and easy purchasing from catalogs of many different suppliers while eliminating paperwork, automating the approval process, and enforcing the purchasing policies that apply to each buyer and supplier.

         BUYSITE PORTAL EDITION is similar to the Enterprise edition in terms of procurement functionality, but is intended to establish an industry leader to host small and medium sized companies in the relevant market. A more robust administration capability is provided to manage the number of companies that will be hosted at a single BUYSITE PORTAL EDITION implementation.

         The MARKETSITE PORTAL SOLUTION provides the foundation for commerce service providers to create and maintain regional and vertical marketplaces. We believe this platform creates significant economies of scale for market participants by centralizing content and transaction management services, eliminating the need for buyers and suppliers to create point-to-point integration with each trading partner. The MARKETSITE portals operating on this platform include, without limitation, our MarketSite Global Trading Portal, General Motors TradeXchange, Sesami.Net and BT MarketSite.Net.

         Key benefits of our approach include the following:

1. END-TO-END ENTERPRISE PURCHASING SOLUTION

         We believe that the Commerce One Solution offers an end-to-end solution that automates the procurement cycle for marketplace participants, including buyers, suppliers, market-makers and value-added commerce service providers. Our BUYSITE application (both Enterprise and Portal edition) automates internal procurement functions within the organization--replacing traditional methods such as phone, fax, simple email, and EDI for communication between trading partners. The MARKETSITE PORTAL SOLUTION provides the transaction platform necessary for establishing real-time on-line trading communities.

2. SCALABLE ARCHITECTURE

         The Commerce One Solution architecture allows buyers and suppliers to perform a single integration of their systems with the MARKETSITE PORTAL SOLUTION. This is designed to provide a centralized portal for all commerce services. This many-to-one-to-many architecture is highly scalable and is designed to support trading communities.

3. SUPERIOR SUPPLIER SOLUTION

         Our MARKETSITE PORTAL SOLUTION features a "publish once" content model and related tools that enable suppliers to standardize their content presentation and centralize the delivery of their catalogs. Purchasing enterprises in the trading community can access this content and make purchases using our BUYSITE products, providing suppliers with a large and expanding channel for reaching corporate purchasers.

4. OPEN SOLUTION FOR ISV APPLICATIONS TO INTEROPERATE WITH MARKETSITE PORTAL SOLUTION

         In addition to our own BUYSITE applications, we also enable third-party procurement applications to connect to the MARKETSITE PORTAL SOLUTION. This extends the leverage of our "publish once" content model for suppliers, greatly expanding the number of potential participants in our trading communities. Enterprises that have already deployed third-party applications within their organizations are able to leverage these applications and still take advantage of our marketplace solutions. In addition, we have acquired, and have integrated, innovative XML technology which has enabled us to incorporate additional third-party applications.

5. GLOBAL MARKETPLACE SUPPORT

         Our solution is designed to enable an enterprise buyer or supplier to use our Commerce One Solution to access a global network of trading communities as they are deployed, through a single Internet connection. We have established strategic relationships with British Telecommunications PLC to host a MarketSite in the United Kingdom, Banamex to host a MarketSite in Latin America, NTT Communications to host a MarketSite in Japan, Singapore Telecommunications to host a MarketSite in southeast Asia, Cable & Wireless Optus to host a MarketSite in Australia and New Zealand, Deutsche Telekom to host a MarketSite in Germany and Swisscom AG to host a MarketSite in Switzerland. We also plan to pursue additional strategic relationships in the future. We believe these global partnerships will be attractive to additional trading partners, increasing the breadth and depth of our commerce service offerings and accelerating the deployment of our Internet-based procurement applications.

6. VERTICAL TRADING COMMUNITIES

         Our products are designed to create vertical trading communities for specialized market segments. Our solutions are constructed to allow distributors and aggregators to transform their existing customer and supplier relationships into real-time trading communities, improving the efficiency of existing business processes and creating opportunities to offer new value-added services. Moreover, because marketplaces in different industries are designed to be interoperable, market-makers will be able to significantly expand their supply and distribution chains. We have partnered with some of the largest vertical industry players who desire to establish trading communities such as General Motors, Citibank, Banamex and Toronto-Dominion. Our MARKETSITE PORTAL SOLUTION also enables market-makers within defined trading communities to host transactions in their community on a subscription basis in order to encourage electronic trading within their specific industries.

7. ELECTRONIC TRADING COMMUNITY FOR ORGANIZATIONS OF ALL SIZES

         For buyers and suppliers with limited in-house e-commerce capabilities, we provide hosted applications that offer low cost, low risk access to electronic trading communities. BUYSITE PORTAL EDITION requires only a Web browser interface and is an innovative platform for offering electronic procurement solutions to small-to-medium size businesses on a subscription basis. Using the MarketSite Global Trading Portal, these buyers can order products electronically from supplier catalogs of any supplier on the MarketSite Global Trading Portal, pay for these products and arrange for their shipment.

PRODUCTS AND SERVICES

COMMERCE ONE BUYSITE

         The Commerce One BUYSITE product currently consists of two offerings:
BUYSITE ENTERPRISE EDITION and BUYSITE PORTAL EDITION. Both applications offer Web-based procurement capabilities that are designed to enable companies to reduce their indirect goods purchasing costs while increasing their overall supply chain efficiency. Cost reductions are achieved through user-friendly application functionality designed to reduce off contract, or "rogue," purchases, automate unnecessary manual processes, improve leverage with suppliers and provide links to a dynamic trading partner community.

         BUYSITE ENTERPRISE EDITION is typically installed and maintained at the customer site. Key components of BUYSITE ENTERPRISE EDITION include:

     - An easy to use, Web-based interface that requires limited training and is readily localized for international requirements.

     - A powerful multi-supplier catalog with advanced search capabilities that allow easy access to the requested item or service.

     - A robust workflow module that automates and controls the requisition/order routing, approval and preparation processes.

     - An easily-configured business rules module designed to implement each customer's business processes.

     - Unique transaction capabilities that enable real-time connections to suppliers for up-to-the-minute prices and availability, status and other critical information.

     - The ERP COMMERCE CONNECTOR that enables BUYSITE to readily integrate with customers' ERP systems.

         BUYSITE PORTAL EDITION is designed to be used by a commerce service provider to deliver B2B buying capability for their customers that do not have the infrastructure nor the resources to install an enterprise application. A commerce service provider is a Commerce One customer who is typically an industry leader or a market leader.

         BUYSITE PORTAL EDITION and BUYSITE ENTERPRISE EDITION include added functionality in the following areas:

     - Support for multiple buying organizations in a single hosted environment.

     - System and site monitoring designed to handle large volumes of users in a distributed multi-organization environment.

     - Multi-level administration designed to support the large number of operators and system administrators inherent in a multiple enterprise, shared environment.

COMMERCE ONE MARKETSITE PORTAL SOLUTION

         The MARKETSITE PORTAL SOLUTION is the enabling technology that provides for the creation and management of open, interactive marketplaces. The recent releases of MARKETSITE PORTAL SOLUTION leverage our XML technology to enable real-time transaction exchange among members of a marketplace.

         Commerce One MarketSite Global Trading Portal is the first available, open business-to-business marketplace portal deployed using the MARKETSITE PORTAL SOLUTION. Primary features of MarketSite Global Trading Portal include:

     -    Compatibility with multiple buying and selling applications;

     - Real-time exchange of purchase orders, pricing availability, status and other information; and

     - Aggregation, normalization and updating of multiple supplier catalog content through the Content Management Service.

     HOSTED APPLICATIONS AND BUSINESS SERVICES PLATFORM

         Our MARKETSITE PORTAL SOLUTION can host e-commerce applications and business services developed by Commerce One or third-party partners. A hosted content and order management module called "Commerce One SupplyOrder" enables smaller suppliers to integrate with a MARKETSITE marketplace very quickly. Users of Commerce One SupplyOrder are able to publish their content on a MARKETSITE marketplace using only a Web browser. In the future, we expect to add third-party services including shipping, payment, travel and tax, and intend to support new applications for the MARKETSITE PORTAL SOLUTION.

         AUCTION SERVICES

         Available through the acquisition of CommerceBid in November 1999, Commerce One offers an Internet based B2B auction service via the Market Site Global Trading Portal. This valuable service will be made available in our partner MarketSite portals in the future. Through the auction services, trading partners within the MarketSite Global Trading Portal will be able to participate in B2B auctions, both forward and reverse.

         CATALOG MANAGEMENT SERVICES

         MARKETSITE CATALOG MANAGEMENT SERVICES provide the process and the tools to automate and aggregate catalog content from multiple suppliers to create a scalable resource across the marketplace. These tools provide both manual and automated options for acquiring and aggregating the content from supplier catalogs. This service is accomplished through our Supplier and Content Management team as well as the technology developed by Commerce One. Commerce One has further enhanced our strategic direction in catalog management services by acquiring the iMerge products through the acquisition of Mergent. iMerge products provide a more efficient aggregation capability, advanced search capability, as well as further ability to enhance catalog content such as creating rationalized content.

         PROFESSIONAL SERVICES

         Our professional services organization helps customers maximize their investments by providing tools and services that facilitate the Commerce One Solution implementation process. By teaming with a range of leading services partners, we deliver comprehensive systems integration, implementation, technical support, supplier adoption, and education services and programs to deploy our Commerce One Solution. Our professional services are grouped into three categories: implementation service packages, education and training services, and support and maintenance services.

         SERVICE PACKAGES

         SUPPLIER CONTENT MANAGEMENT SERVICES PROGRAM. The Supplier Content Management Services Program provides processes and tools to replicate and integrate data from multiple suppliers into a single catalog. Our automation tools and services enable suppliers to provide content in a storable environment, lowering the supplier's costs. We provide a methodology and tools which offer a "publish once" content strategy that can be leveraged across many buyers. Unlike competing solution providers, we accept catalog content in the supplier's preferred format and then map the data into the buying customer's preferred format.

         EDUCATION AND TRAINING SERVICES

         We are committed to delivering the knowledge and tools needed for the successful implementation and deployment of the Commerce One Solution. We have designed a comprehensive curriculum to meet the needs of our customers and partners. The curriculum includes hands-on classes and Web-based training for BUYSITE and MARKETSITE customers, methodology and process-centered seminars for system integrators, detailed technical training for systems administrators, and integration training for suppliers.

         SUPPORT AND MAINTENANCE SERVICES

         We have developed a portfolio of complementary support and maintenance programs for our customers. Our customer support center uses on-line media access, call tracking, and knowledge management systems, as well as remote access to customer sites, to provide a comprehensive range of services. For the successful ongoing operation of our solutions, we offer support programs specifically designed for each BUYSITE customer and its suppliers.

STRATEGIC RELATIONSHIPS

         We have entered into several strategic relationships that are integral to establishing trading communities, implementing our solutions and developing our products. The continued establishment of strategic partnerships is a fundamental piece of our strategy as we expand our products and services and enter new markets. Our strategic partners include, without limitation, British Telecom; Banamex; Cable & Wireless Optus; Deutsche Telekom; NTT
Communications; Sesami.Net; Toronto Dominion Bank; General Motors; Citigroup and Swisscom AG.

TECHNOLOGY

SCALABLE ARCHITECTURE

         We are able to leverage our Microsoft Windows distributed Internet applications framework into a unified architecture enabling us to focus on creating additional business functionality in our solutions, rather than building and maintaining complex infrastructure code. Additionally, we have designed our solution to be able to grow our infrastructure through the simple addition of low-cost systems that utilize Intel microprocessors and the NT operating system. This framework allows us to leverage technologies such as resource pooling message queuing, security services, and coordination and distribution of transactions, components and services.

XML TECHNOLOGY PLATFORM

         We utilize the XML technology platform to create an XML server that enables the creation and secure transmission of XML documents over the Internet. This server also provides software development capabilities for the creation of new XML document-based services. In addition, we have developed an XML schema language, "schema for object specification" or "SOX," that extends base XML documents. We have also created a common business library (CBL) designed to enable a common semantic framework for uniting disparate business document types. We believe that XML is emerging as a foundation of an industry standard for business-to-business e-commerce.

PROVEN DEVELOPMENT METHODOLOGY

         Our product development team employs object-oriented analysis and design principles to guide the development of an object-oriented system of software code. Our methodology allows us to exploit the capabilities of object-oriented programming languages like Visual Basic, C++ and Java to build reusable components and designs. This methodology also helps reduce the risks inherent in developing complex system, and helps us design our solutions to meet the needs of our trading partners.

SALES AND MARKETING

         We market and sell our products and services to organizations through a direct sales force. Our sales offices are located in the United States, the United Kingdom, France and Switzerland. Since our products and services touch upon multiple departments within an organization, our sales efforts are directed at multiple decision makers, frequently including the chief financial officer, chief information officer and vice president of procurement. We target our sales efforts at Fortune 1000 enterprises and their suppliers and have initiated vertical sales strategies targeted at the utilities, telecommunications, government and oil and gas markets.

         Our marketing activities include seminar programs, trade shows, Web-site programs, public relation events and direct mailings. We are also engaged in an on-going effort to maintain relationships with key industry analysts.

         We have entered into a strategic relationship with BT which, among other things, provides that BT will act as a reseller of our BUYSITE solution in its market. In addition, our system integrators, including the management consulting services group within PricewaterhouseCoopers, Andersen Consulting and Cambridge Technology Partners, provide us with sales and marketing support.

         As of December 31, 1999, we had 146 employees in our sales and marketing department.

INTELLECTUAL PROPERTY RIGHTS

         Our future success depends in part on our proprietary rights and technology. We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. In connection with the acquisition of VEO, we acquired three patent applications relating to XML technology. In addition, we have filed and intend to file additional patent applications on our other proprietary technology. It may be possible for unauthorized third parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Certain end user license provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program may be unenforceable under the laws of some foreign countries. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Some of our agreements with our customers and development partners contain residual clauses regarding confidentiality and the rights of third parties to obtain the source code for our products. These provisions may limit our ability to protect our intellectual property rights in the future. We cannot assure you that our means of protecting our proprietary rights will be adequate or that competing companies will not independently develop similar technology. If any of these events happen, our business, operating results and financial condition could be harmed.

         From time to time we may encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our existing products without incurring liability to third parties, we cannot assure you that we will prevail in all such disputes. Failure to prevail in one or more such disputes could impair our right to market our products which, in turn, could harm our business, results of operations and financial condition. We cannot assure you that our products do not infringe upon issued patents that may relate to our products or to the market for Internet-based business-to-business e-commerce applications in general. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, we may not be aware of applications that have been filed which relate to our products. We have agreed, and may agree in the future, to indemnify certain of our customers against claims that its products infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourself and our customers against infringement claims. In the event of a claim of infringement, our customers and us may be required to obtain one or more licenses from third parties. We cannot assure you that such licenses could be obtained from third parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license could harm our business, operating results and financial condition.

         We license and will continue to license certain products integral to our products and services from third parties, including products which are integrated with internally developed products and used with our products to provide key content and services. We cannot assure you that these third party product licenses will continue to be available to us on commercially reasonable terms or that we will be able to successfully integrate such third party products into our solutions. Such product licenses may expose us to increased risks, including risks associated with the assimilation of new products, the diversion of resources from the development of our products, the inability to generate revenues from new products sufficient to offset associated acquisition costs and the maintenance of uniform, appealing products. The inability to obtain any of these licenses could result in delays in site development or services until equivalent products can be identified, licensed and integrated. Any such delays in site development or services could harm our business, operating results and financial condition.

         "COMMERCE ONE," "BUYSITE," "MARKETSITE," "MANY MARKETS. ONE SOURCE," "GLOBAL TRADING WEB," GLOBAL TRADING PLATFORM," "BUYSITE COMMON BUSINESS LIBRARY," "XML DEVELOPMENT KIT," "XML COMMERCE CONNECTOR," "MARKETVIEW," "SUPPLY ORDER" AND "VEO" are registered and unregistered trademarks of Commerce One. All other trademarks or service marks appearing in this annual report on Form 10-K are trademarks or service marks of the respective companies that use them.

COMPETITION

         The market for our products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our primary source of direct competition comes from independent software vendors of procurement applications. We also face indirect competition from potential customers' internal development efforts and have to overcome potential customers' reluctance to move away from existing systems and processes.

         Our current and potential competitors include Ariba, Clarus, Concur Technologies, Connect, Harbinger, IBM, Intellisys, Microsoft, Netscape, Oracle, I2 and iPlanet. In addition, there are a number of companies developing and marketing business-to-business e-commerce solutions targeted at specific vertical markets. Some of these competitors offer Web-based solutions that are designed to enable an enterprise to buy more effectively from its suppliers. Other competitors are also attempting to migrate their technologies to an Internet-enabled platform. Some of these competitors and potential competitors include ERP vendors, that are expected to sell their procurement products along with their application suites. These ERP vendors have a significant installed customer base and have the opportunity to offer additional products to those customers as additional components of their respective application suites.

         We believe that the principal competitive factors for business-to-business e-commerce solutions are breadth and scope of solution, depth of supplier content, interoperability with existing information technology systems, scalability, functionality, ease-of-use, ease-of-implementation, total cost of ownership and installed base of referenceable customers. We believe we compete favorably with our competitors in these areas.

         Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors may be able to secure alliances with customers and affiliates on more favorable terms, devote greater resources to marketing and promotional campaigns and devote substantially more resources to systems development than we do. In addition, new technologies and the expansion of existing technologies may increase competitive pressures on us. We cannot assure you that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us could harm our business operating results and financial condition.

EMPLOYEES

         As of December 31, 1999, we had 594 full-time employees, 200 of whom were engaged in product development, 146 in sales and marketing, 158 in professional services and 90 in general administration. Our future success depends, in part, on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we cannot guarantee that we will be able to recruit and retain sufficient numbers of qualified personnel. None of our employees are represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY, WE HAVE A HISTORY OF LOSSES AND WE EXPECT FUTURE LOSSES.

         We have never been profitable, we expect to incur net losses for the foreseeable future and we may never be profitable. We incurred net losses of $63.3 million, $24.6 million and $11.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, we had an accumulated deficit of $102.6 million.

         In addition, we have a limited operating history that makes it difficult to forecast our future operating results. We expect to substantially increase our sales and marketing, product development and general and administrative expenses. As a result, we will need to generate significant additional revenues to achieve and maintain profitability in the future. Although our revenues have grown in recent quarters, we cannot be certain that such growth will continue or that we will achieve sufficient revenues for profitability. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.

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

         We have established strategic relationships with various companies each of whom has licensed our BUYSITE and MARKETSITE PORTAL SOLUTION products in order to create MARKETSITE marketplaces. These MARKETSITE marketplaces are in the United Kingdom, Japan and Southeast Asia as well as many other geographical regions. We cannot assure you that these partners will be able to implement our products and services effectively, that they will develop and launch MARKETSITE marketplaces or that buyers or suppliers will participate in their MARKETSITE marketplaces. Furthermore, these parties may encounter delays in launching their MarketSite marketplaces, in fully deploying these marketplaces and in achieving supplier participation in the marketplace. If these or any other MARKETSITE marketplaces are not successful, our business, operating results and financial condition will suffer.

         Many of the companies that have agreed to launch, or have indicated that they will launch MarketSites have not yet done so. Additionally, although our technology architecture supports the development of trading communities that can operate with each other, we cannot assure you that their marketplaces will in fact operate with each other. Furthermore, we cannot assure you that these marketplaces will be able to successfully adapt to address markets of different size, scope and geography.

THE DEVELOPMENT AND OPERATION OF THE GM TRADEXCHANGE OR A SIMILAR EXCHANGE FOR THE AUTOMOTIVE INDUSTRY ENTAILS CERTAIN RISKS FOR US.

         In January 2000, we entered into agreements with General Motors to create and operate the GM TradeXchange, an Internet-based trading exchange owned by GM that enables buying and selling over the Internet by GM, its dealers and its suppliers. The closing of the GM TradeXchange agreements remain subject to certain customary closing conditions, including requisite regulatory clearance, and has been delayed pending the negotiations described below.

         Subsequent to the execution of the GM TradeXchange agreements, Commerce One and GM have entered into negotiations with Ford Motor Company, DaimlerChrysler and Oracle Corporation concerning the possible creation of a broader business-to-business e-commerce exchange for the automotive industry. Such an exchange would integrate or combine the GM TradeXchange with an Internet-based trading exchange being developed by Ford and Oracle Corporation. The parties have not, however, reached agreement on the specific terms and conditions governing the creation of the exchange, the responsibilities of the parties with respect to the exchange, or the extent to which the parties, including Commerce One, will receive equity in the exchange and share in the revenues of the exchange. In addition, such an agreement would also require regulatory clearance.

         The foregoing statements and the other statements in this Form 10-K concerning the potential development and launch of the GM TradeXchange or of a broader trading exchange for the automotive industry are forward-looking statements that are subject to risks and uncertainties. We cannot assure you that the parties will reach an agreement for a broader trading exchange on mutually acceptable terms and conditions or that such an agreement would receive regulatory clearance. Further, if such an agreement is not reached, we cannot assure you that the GM TradeXchange agreements will receive regulatory clearance and close in a timely fashion, or at all.

         In addition, the development and operation of the GM TradeXchange or any broader trading exchange will entail significant risks for Commerce One. These risks include the diversion of a significant portion of our management, technical and sales personnel to develop and operate the exchange; technical hurdles associated with developing an exchange on this scale and integrating it with GM's existing computer systems and those of other parties; antitrust issues arising from the creation of the exchanges; disagreements with GM and other parties concerning the development and operation of the exchange; and all of the other risks of creating such exchanges described elsewhere in this Risk Factors section. If we are not able to manage these risks, our business, results of operations and financial condition will suffer.

OUR STRATEGY OF ESTABLISHING MARKETSITE MARKETPLACES AS TRADING COMMUNITIES IS UNPROVEN AND MAY NOT BE SUCCESSFUL.

         As part of our business strategy, we intend, directly and through relationships with our strategic partners, to establish and maintain MARKETSITE marketplaces where buyers and suppliers can conduct business-to-business electronic commerce. If this business strategy is flawed, or if we are unable to execute it effectively, our business, operating results and financial condition will be substantially harmed. To date, we have not generated significant revenue from the MarketSite Global Trading Portal or any significant transaction-based revenue from any of the MarketSite marketplaces.

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

         Because there are relatively low barriers to entry in the electronic commerce market, competition from other established and emerging companies may develop in the future. In addition, our customers and partners may become competitors in the future. Certain of our competitors may be able to negotiate alliances with strategic partners on more favorable terms than we are able to negotiate. Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and decrease or loss of our market share, any of which could harm our business, operating results or financial condition. Some of our competitors are Ariba, Intelisys, I2, Oracle and iPlanet. In addition, certain of our competitors have announced plans to jointly offer business-to-business electronic commerce solutions to potential customers. These joint efforts could intensify the competitive pressure in our market.

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

CURRENT AND FUTURE ACQUISITIONS MAY ADVERSELY AFFECT OUR BUSINESS

         As part of our business strategy we have made and expect to continue to make acquisitions of businesses that offer complementary products, services and technologies. In November 1999, we acquired CommerceBid.com, Inc., a provider of business-to-business Internet trading applications, and in January 2000 we acquired Mergent Systems, Inc., a developer of distributed product information management systems for business-to-business portals. Our acquisitions are and will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the possibility that we pay much more than the acquired business is worth, the difficulty of integrating the operations and personnel of the acquired business into ours, the potential product liability associated with the sale of the acquired business's products, the potential disruption of our ongoing business, the distraction of management from our business, the inability of management to maximize our financial and strategic position, and the impairment of relationships with employees and customers. We have limited experience acquiring businesses, and we cannot assure you that we will identify appropriate targets, will acquire such businesses on favorable terms, or will be able to integrate such organizations into our business successfully. Further, the financial consequences of our acquisitions and investments may include potentially dilutive issuances of equity securities, one-time write-offs, amortization expenses related to goodwill and other intangible assets and the incurrence of contigent liabilities. These risks could have a material adverse effect on our business, financial condition and results of operations.

OUR LENGTHY SALES AND IMPLEMENTATION CYCLE COULD CAUSE DELAYS IN REVENUE GROWTH.

         The period between our initial contact with a potential customer and the purchase of our products and services is often long and may have delays associated with the lengthy budgeting and approval process of our customers. Historically, our typical sales cycle has been approximately three to six months and the implementation cycle at customer sites has been approximately an additional six to twelve months. These lengthy cycles will have a negative impact on the timing of our revenues, especially our realization of any transaction fee based revenues.

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

         Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Future expansion efforts could be expensive and put a strain on our management and resources. We have increased, and plan to continue to increase, the scope of our operations at a rapid rate. Our headcount has grown and will continue to grow substantially. At December 31, 1999, we had a total of 594 employees, and at December 31, 1998, we had a total of 157 employees. In addition, we expect to hire a significant number of new employees in the near future. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. We can not assure you that we will be able to do this effectively.

OUR CUSTOMER BASE IS CONCENTRATED AND OUR SUCCESS DEPENDS IN PART ON OUR ABILITY TO RETAIN EXISTING CUSTOMERS.

         In 1999, Toronto Dominion accounted for 21% of our total revenues, Singapore Telecommunications accounted for 15%, and British Telecommunications accounted for 11%. If one or more of our major customers were to substantially reduce or stop their use of our products or services, our business, operating results and financial condition would be harmed. We do not have long-term contractual commitments from any of our current customers and our customers may terminate their contracts with us with little or no advance notice and without significant penalty to them. As a result, we cannot assure you that any of our current customers will be customers in future periods. A customer termination would not only result in lost revenue, but also the loss of customer references that are necessary for securing future customers.

IF SUPPLIERS DO NOT PARTICIPATE IN THE MARKETSITE MARKETPLACES, OUR MARKETSITE MARKETPLACE PRODUCTS WILL NOT GROW AND OUR REVENUES WILL SUFFER.

         If an adequate number of suppliers do not participate in the MARKETSITE marketplaces, our MARKETSITE marketplace products will not grow and our revenues will suffer. MARKETSITE marketplaces will be attractive to suppliers only if a significant number of buyers are willing to purchase goods and services through the MARKETSITE marketplaces. Suppliers incur costs making information relating to their goods and services available on these trading communities and thus must realize additional revenues to justify their continued participation in these trading communities. We cannot assure you that the suppliers will remain in the MARKETSITE marketplaces or that a sufficient number of new suppliers will join these communities to make the MarketSite marketplaces successful.

OUR FUTURE REVENUES DEPEND UPON OUR ABILITY TO INCREASE TRANSACTION VOLUME ON MARKETSITE MARKETPLACES.

         If the transaction volume on the MARKETSITE marketplaces does not grow, it is unlikely that we will ever achieve or maintain profitability. We currently derive substantially all of our revenues from licensing our MARKETSITE and BUYSITE solution to buyers and providing related services. Transaction revenue from MARKETSITE has been immaterial to date. However, our business model calls for a significant portion of our revenues in the future to be based upon a percentage of the transactions completed on MARKETSITE marketplaces developed by current and future MARKETSITE PORTAL SOLUTION licensees. Accordingly, our future revenues will depend significantly on the number of transactions that are successfully completed on the MARKETSITE marketplaces.

WE MAY NOT BE ABLE TO HIRE AND RETAIN SUFFICIENT SALES, MARKETING AND TECHNICAL PERSONNEL THAT WE NEED TO SUCCEED BECAUSE THESE PERSONNEL ARE LIMITED IN NUMBER AND IN HIGH DEMAND.

         If we fail to hire and retain sufficient numbers of sales, marketing and technical personnel, our business, operating results and financial condition would be harmed. Competition for qualified sales, marketing and technical personnel is intense as these personnel are in limited supply, and we might not be able to hire and retain sufficient numbers of such personnel to grow our business. We need to substantially expand our sales operations and marketing efforts, both domestically and internationally, in order to increase market awareness and sales of our BUYSITE and MARKETSITE PORTAL SOLUTION and the related services we offer. We will also need to significantly increase our technical staff to support the growth of our business and our increasing commitments to other parties. In addition, our competitors have in the past attempted to hire our employees away from us. We expect that they will continue to attempt to do so in the future.

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

OUR FUTURE REVENUES DEPEND UPON CURRENT AND POTENTIAL CUSTOMERS INTEGRATING OUR SOLUTIONS INTO THEIR BUSINESSES.

         Our success depends upon the acceptance and successful integration by customers and their suppliers of our BUYSITE and MARKETSITE PORTAL SOLUTION products. Our current customers and potential customers and their related suppliers often rely on third-party systems integrators such as Andersen Consulting, CSC, PricewaterhouseCoopers and Cambridge Technology Partners and others to develop, deploy and manage their Internet-based, business-to-business electronic commerce platforms and solutions. If a large number of systems integrators fail to adopt and support our solution, if any of our customers or suppliers are not able to successfully integrate our solution or if we are unable to adequately train our existing systems integration partners, our business, operating results and financial condition could suffer.

OUR STRATEGY OF ESTABLISHING STRATEGIC RESELLING RELATIONSHIPS WITH OUR PARTNERS IS UNPROVEN AND MAY NOT BE SUCCESSFUL.

         We have established strategic relationships with Andersen Consulting, British Telecommunications, Singapore Telecommunications, Banamex, Deutsche Telekom, NTT Communications, Toronto Dominion Bank, General Motors, Citigroup, PricewaterhouseCoopers, Swisscom AG and Cable and Wireless Optus, among others, each of whom is entitled to resell our existing BUYSITE application to their customers. These relationships are new and this strategy is unproven, and we cannot assure you that any of these resellers, or those we may appoint in the future, will be able to resell our BUYSITE product to a sufficient number of customers, or that those customers will purchase our applications and more importantly, connect into MARKETSITE marketplaces. To date, a few of our partners have not been successful in reselling our BuySite products. If our current or future strategic partners are not able to successfully resell our BUYSITE product, our business will suffer.

OUR MARKET MAY UNDERGO RAPID TECHNOLOGICAL CHANGE AND THIS CHANGE MAY MAKE OUR PRODUCTS AND SERVICES OBSOLETE OR CAUSE US TO INCUR SUBSTANTIAL COSTS TO ADAPT TO THESE CHANGES.

         If the market for our products and services fails to develop and grow or we fail to gain acceptance in this market such failure would harm our business, operating results and financial condition. Our market is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements. To be successful, we must adapt to our rapidly changing market by continually improving the performance, features and reliability of our products and services or else our products and services may become obsolete. We also could incur substantial costs to modify our products, services or infrastructure in order to adapt to these changes. Our business, operating results and financial condition could be harmed if we incur significant costs without adequate results, or find ourselves unable to adapt rapidly to these changes.

DELAYS IN RELEASING ENHANCED VERSIONS OF OUR PRODUCTS COULD ADVERSELY AFFECT OUR COMPETITIVE POSITION.

         We will need to continue to introduce new versions of our products to add new features, functionality and technology that customers desire. In the past, we have experienced delays releasing new products. As a result, we cannot assure you that we will be able to successfully complete the development of currently planned or future products in a timely and efficient manner. Due to the complexity of these products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of these new versions. In addition, the reallocation of resources associated with any such postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products.

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

OUR REVENUES MAY DECREASE IF GROWTH IN THE USE OF THE INTERNET IN THE MARKETS WE TARGET DOES NOT OCCUR AS PROJECTED.

         The use of the Internet as a means to interconnect buyers and sellers and to create online trading communities is integral to our business model. Our business strategy is, in part, to create a global, business-to-business electronic marketplace for buyers and sellers of indirect goods. However, the use of the Internet as a means of transacting business is relatively new and has not been accepted by all customers in the markets we have targeted. If the rate of growth of the Internet use in our targeted markets is less than expected, or if the Internet fails to produce a feasible electronic commerce marketplace, our revenues will suffer. We cannot assure you that the use of the Internet as a means of conducting business will continue to grow at a rate similar to the historical rates, if at all.

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

IF OUR EXTENSIBLE MARK-UP LANGUAGE SOFTWARE TECHNOLOGY DOES NOT PROVE TO BE EFFECTIVE, WE WILL NOT REMAIN COMPETITIVE.

         In connection with our acquisition of VEO Systems in January 1999, we acquired the rights to its extensible mark-up language software technology. This technology is an information modeling language for data exchange in electronic commerce applications. If we are unable to utilize this technology effectively or if this technology is not compatible with our other technology or technology we develop or acquire in the future, we will not remain competitive in our industry. Although we have not yet experienced any material problems with this technology in our product development process, we have only limited experience utilizing this technology to date.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

         Our future success depends upon the continued service of our executive officers and other key personnel, and none of our executive officers (except Jay M. Tenenbaum) or key employees are bound by an employment agreement for any specific term. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition would be seriously harmed. In particular, the services of Mark Hoffman, our Chief Executive Officer, would be difficult to replace.

WE INTEND TO CONTINUE TO EXPAND OUR INTERNATIONAL OPERATIONS AND THESE EFFORTS MAY NOT BE SUCCESSFUL IN GENERATING ADDITIONAL REVENUES.

         We have generated significant international revenues and are planning to increase our international operations and sales efforts. However, we cannot assure you that international revenues will continue to increase or that risks of international sales and operations will not harm us.

         International business involves inherent risks, and we anticipate the risks that may affect us include:

     - unexpected changes in regulatory requirements and tariffs that may be imposed on electronic commerce;

     -    difficulties in staffing and managing foreign operations;

     - longer payment cycles and greater difficulty in accounts receivable collection;

     - potentially harmful tax consequences, including withholding tax issues;

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

BECAUSE THE PROTECTION OF OUR PROPRIETARY TECHNOLOGY IS LIMITED, OUR PROPRIETARY TECHNOLOGY COULD BE USED BY OTHERS WITHOUT OUR CONSENT.

         Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, patent, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. Although (i) we acquired three filed patent applications as part of our acquisition of VEO Systems in January 1999 and (ii) we have filed and intend to file additional patent applications on our other proprietary technology, we have no issued patents to date. We cannot assure you that our means of protecting our intellectual property rights in the United States or abroad will be adequate or that others, including our competitors, will not use our proprietary technology without our consent.

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

         Litigation regarding intellectual property rights is common in the Internet and software industries. We expect third-party infringement claims involving Internet technologies and software products and services to increase. If an infringement claim is filed against us, we may be prevented from using certain technologies and may incur significant costs to resolve the claim.

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

OUR MARKETSITE MARKETPLACES MAY NOT FUNCTION AS EFFECTIVELY WHEN HANDLING HIGH VOLUMES OF TRANSACTIONS.

         As the volume of transactions on our MarketSite marketplaces increases, participants in these marketplaces may experience slower response times or other problems. In addition, participants in our MarketSite marketplaces will depend upon Internet service providers, telecommunications companies and their computer networks to access these marketplaces. Each of these has experienced performance problems in the past and could experience similar problems in the future. Any delays in the response time of our MarketSite marketplaces or other performance problems could adversely affect customer usage and adoption of our solutions.

WE DO NOT HAVE A DISASTER RECOVERY PLAN OR BACK-UP SYSTEMS, AND A DISASTER COULD SEVERELY DAMAGE OUR OPERATIONS.

         We currently do not have a disaster recovery plan in effect and do not have fully redundant systems for our service at an alternate site. A disaster could severely harm our business because our service could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems in our principal facilities in Walnut Creek, California, Pleasanton, California, Santa Clara, California and Mountain View, California, which exist on or near known earthquake fault zones. We will depend on third parties to host (most) of our MarketSite marketplaces. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events.

OUR PUBLICATION OF INACCURATE CATALOG CONTENT DATA COULD CAUSE THE LOSS OF CUSTOMERS AND EXPOSE US TO LEGAL LIABILITY.

         The accurate publication of supplier catalog content is critical to our customers' businesses. Our MARKETSITE PORTAL SOLUTION contains content management tools that help suppliers manage the collection and publication of their catalog content. The failure of these tools to accurately publish catalog content could deter businesses from participating in the MARKETSITE marketplaces, damage our business reputation, harm our ability to win new customers and potentially expose us to legal liability. In addition, from time to time some of our customers may submit to us inaccurate pricing or other catalog information. Even though such inaccuracies are not caused by our work and are not within our control, similar consequences could occur. We currently do not carry insurance that would adequately cover losses which may be incurred as a result of inaccurate content publication.

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

         Since our inception, cash used in our operations has substantially exceeded cash received from our operations, and we expect this trend to continue for at least in the next two years. We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. The estimate of the time period in which our cash resources will be sufficient to meet our working capital and capital expenditure needs is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated in the forward-looking statement as a result of a number of factors so that we cannot assure you that such resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. Factors that may vary significantly affect whether our cash resources are sufficient to meet our needs for the period indicated include our expectation that we will continue to incur net losses and our continuing incurrence of substantial negative cash flow. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or services, fund our continued operations, or otherwise respond to unanticipated competitive pressures. We cannot assure you that any additional financing we may need will be available on terms favorable to us, if at all.

INTERNET RELATED STOCK PRICES ARE ESPECIALLY VOLATILE AND THIS VOLATILITY MAY DEPRESS OUR STOCK PRICE.

         The stock market and specifically the stock prices of Internet related companies have been very volatile. This volatility is often not related to the operating performance of the companies. This broad market volatility and industry volatility may reduce the price of our common stock, without regard to our operating performance. Due to this volatility, the market price of our common stock could significantly decrease at anytime.

ITEM 2.           DESCRIPTION OF PROPERTY

         We lease a total of approximately 81,800 square feet of office space in four buildings, one located in Walnut Creek, California, one in Mountain View, California, one in Santa Clara, California and one in Pleasanton, California. We plan to move our principal offices to our Pleasanton facility in the second quarter of 2000. We also lease offices in Switzerland, the United Kingdom and France. We believe our current facilities and available additional space will be adequate through at least 2000. However, we may need to locate additional space to meet our needs thereafter.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is involved in disputes and litigation in the normal course of business. The Company does not believe that the outcome of any of these disputes or litigation will have a material effect on the Company's financial condition or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth certain information with respect to our executive officers and directors as of March 27, 2000.

NAME                         AGE      POSITION
------------------------------------------------------------------------------------
Mark B. Hoffman              53       Chairman of the Board and Chief Executive Officer
Robert M. Kimmitt            52       Vice Chairman of the Board and President
Charles J. Donchess          46       Executive Vice President and Chief Strategy Officer
Peter F. Pervere             52       Senior Vice President and Chief Financial Officer
Mark S. Biestman             42       Senior Vice President, Worldwide Sales
Kirby B. Coryell             50       Senior Vice President, Services
Samuel C. Prather            45       Senior Vice President, Engineering
Carl O. Falk                 50       Senior Vice President, Global Trading Web
Thomas J. Gonzales           33       Director, Senior Vice President and
                                      Chief Technology Officer
Robert M. Tarkoff            31       Senior Vice President, Corporate Development,
                                      General Counsel and Secretary
Jay M. Tenenbaum             56       Director, Senior Vice President and Chief Scientist
John V. Balen(1)             39       Director
William B. Elmore(2)         46       Director
David H. J. Furniss          41       Director
Kenneth C. Gardner           49       Director
William J. Harding(2)        52       Director
Noriyoshi Osumi              47       Director
Jeffrey T. Webber(1)         46       Director

--------------------------------------------------------------------------------
(1) Member of the compensation committee.
(2) Member of the audit committee.
--------------------------------------------------------------------------------


         MARK B. HOFFMAN has served as President, Chief Executive Officer and Chairman of the Board of Directors of Commerce One since December 1996. In March 2000, he became Chairman of the Board and Chief Executive Officer. Prior to joining Commerce One, Mr. Hoffman served as Chief Executive Officer and President of Sybase, Inc., a company which he co-founded in 1984. Mr. Hoffman currently serves on the board of directors and compensation committee of Intraware, Inc. He also serves on the boards of The Fantastic Corp., Pacific Research Institute, Quong Hop and Strata Biosciences. Mr. Hoffman earned a B.S. degree in Engineering from the U.S. Military Academy at West Point and an M.B.A. degree from the University of Arizona.

         ROBERT M. KIMMITT joined Commerce One in December 1999 as a board member and in February 2000 he became Vice Chairman of the Board and Chief Operating Officer. In March 2000, he was promoted to President while remaining Vice Chairman of the Board. Prior to joining Commerce One, Mr. Kimmitt was a partner in the law firm of Wilmer, Cutler & Pickering from 1997 to 2000. He was Managing Director of Lehman Brothers from 1993 to 1997. Prior to joining Lehman, he was the American Ambassador to Germany from 1991 to 1993. He also served as Under Secretary of State for Political Affairs from 1989 to 1991. Mr. Kimmitt currently serves on the boards of Allianz Life Insurance Co. of North America, Mannesmann AG, Siemens AG and United Defense Industries, Inc. He received a B.S. degree in Engineering from the U.S. Military Academy at West Point and a J.D. degree from Georgetown University.

         CHARLES J. DONCHESS was promoted in February 2000 to Executive Vice President and Chief Strategy Officer. Prior to his promotion he had served as Vice President, Marketing of Commerce One from December 1996 to February 2000. Prior to joining Commerce One, Mr. Donchess was Vice President of Marketing and Business Development at Aurum Software, Inc., a leading provider of sales information software, from March 1995 to November 1996. Prior to his tenure at Aurum Software, Inc., Mr. Donchess worked at Sybase, Inc. from August 1989 to November 1994, most recently as Vice President and General Manager of workgroup products from January 1994 to November 1994. Mr. Donchess holds a B.A. degree from Brown University.

         PETER F. PERVERE joined Commerce One in April 1997 as Vice President and Chief Financial Officer. In February 2000, Mr. Pervere was promoted to Senior Vice President and Chief Financial Officer. Prior to joining Commerce One, Mr. Pervere was at Sybase, Inc. from October 1987 to April 1997, serving as Vice President and Corporate Controller from 1991 to 1997. Mr. Pervere holds a B.A. degree in History from Stanford University.

         MARK S. BIESTMAN joined Commerce One in November 1997 as Vice President, Worldwide Sales. In February 2000, Mr. Biestman was promoted to Senior Vice President, Worldwide Sales. Prior to joining Commerce One, Mr. Biestman was Vice President of Western United States Sales for Netscape Communications Corporation from July 1995 to November 1997. Prior to his tenure of Netscape Communications Corporation, Mr. Biestman served as Vice President of Telecommunication Sales of Oracle Corporation from November 1994 to July 1995. From November 1993 to November 1994, Mr. Biestman served as Vice President of Worldwide Sales of Metaphor, Inc. Mr. Biestman serves as a member of the board of directors and compensation committee of Prologic Management Systems, Inc. Mr. Biestman holds an B.A. degree in Economics from the University of California, Berkeley.

         KIRBY B. CORYELL was promoted in February 2000 to Senior Vice President, Services. Prior to his promotion he served as Vice President, Operations of Commerce One from January 1997 to February 2000. Prior to joining Commerce One, Mr. Coryell was Vice President of Manufacturing at NEC Technologies, Inc. from September 1995 to January 1997. From September 1993 to September 1995, Mr. Coryell was Vice President of Worldwide Operations of AST Research, Inc. Mr. Coryell holds a B.S. degree in Mechanical Engineering from the University of Cincinnati.

         SAMUEL C. PRATHER joined Commerce One as Vice President, Engineering in December 1998. In February 2000, Mr. Prather was promoted to Senior Vice President,

Engineering. Prior to joining Commerce One, Mr. Prather was the Vice President of Engineering at Resolute Software from February 1998 to December 1998 where he built electronic commerce performance tools and products. Prior to joining Resolute, Mr. Prather served as Senior Research and Development Manager at Hewlett-Packard from October 1984 to February 1998, managing a wide variety of software development programs and a business-to-consumer electronic commerce service. Mr. Prather holds a B.S. degree in Electrical Engineering from the University of Oklahoma.

         CARL O. FALK joined Commerce One in May 1998 as Vice President, Product Marketing and Procurement Solutions. In June 1999, he became Vice President, Global Trading Web and in February 2000, he was promoted to Senior Vice President, Global Trading Web. Prior to joining Commerce One, Mr. Falk was President of ACQUION, Inc., the Internet procurement subsidiary of Harbinger Corporation, a worldwide supplier of electronic commerce software and services, from August 1997 to May 1998. Prior to his tenure at Harbinger Corporation, Mr. Falk was Vice President and General Manager of Fluor Daniel, Inc. from May 1989 to May 1994, when he founded ACQUION and became its President, a position he held until August 1997 when ACQUION was sold to Harbinger. Mr. Falk holds a B.S. degree in Mechanical Engineering from the University of Cincinnati and a J.D. degree from Salmon Chase College of Law, N.K.U.

         THOMAS J. GONZALES co-founded Commerce One in January 1994. In February 2000, he was promoted to Senior Vice President and Chief Technology Officer. He served as Vice President and Chief Technology Officer from September 1996 through January 2000. He has also been a member of the board of directors since April 1998. From January 1994 to September 1996, Mr. Gonzales served as President and Chairman of the board of directors of Commerce One. Mr. Gonzales attended the University of California, Berkeley.

         ROBERT M. TARKOFF joined Commerce One in January 1999 as Vice President, General Counsel and Secretary. In February 2000, Mr. Tarkoff was promoted to Senior Vice President, Corporate Development, General Counsel and Secretary. Prior to joining Commerce One, Mr. Tarkoff was an Associate at the law firm of Wilson Sonsini Goodrich & Rosati from August 1995 to January 1999 where he served as outside counsel to Commerce One. Mr. Tarkoff received a B.A. degree from Amherst College in Political Science and Economics and a J.D. degree from Harvard University.

         JAY M. TENENBAUM joined Commerce One as Chief Scientist and a member of the board of directors in January 1999. In February 2000, he became Senior Vice President and Chief Scientist. Prior to joining Commerce One, Dr. Tenenbaum was the Chairman of the board of directors and Chief Scientist of VEO Systems, Inc. from January 1998 to January 1999. Prior to joining VEO Systems, Inc., Dr. Tenenbaum formed CommerceNet, an industry association for Internet commerce, where he served as Chairman of the board of directors and Chief Executive Officer from May 1996 to January 1998. Prior to founding CommerceNet, Dr. Tenenbaum served as Vice President of Strategic Technology for VeriFone, Inc. from November 1995 to May 1996. In February 1991, Dr. Tenenbaum founded E.I.T., a company that engages in security and payment solutions for the Internet, where he served as Chairman of the board of directors and Chief Executive Officer, until November 1995. He holds B.S. and M.S. degrees in Electrical Engineering from the Massachusetts Institute of Technology and a Ph.D. in Electrical Engineering and Computer Science from Stanford University.

         JOHN V. BALEN has served as a member of the board of directors of Commerce One since December 1996 and as a member of Commerce One's compensation committee since April 1999. Mr. Balen joined Canaan Partners, a national venture capital investment firm, in September 1995, where he is currently a general partner. From June 1985 to June 1995, Mr. Balen served as a Managing Director of Horsley Bridge Partners, a private equity investment management firm. Mr. Balen currently serves on the board of directors and compensation audit committees of E-Stamp Corporation and Intraware, Inc. He also serves on the board of directors of Command Audio, Echo Pass, Everdream, Gazooba, Mslide, Restaurantpro.com and Voice Web. Mr. Balen has a B.S. degree in Electrical Engineering and an M.B.A. degree from Cornell University.

         WILLIAM B. ELMORE has served as a member of the board of directors of Commerce One since October 1997 and as a member of Commerce One's audit committee since April 1999. Since December 1995, Mr. Elmore has been a Manager of Foundation Capital Management, L.L.C., the general partner of Foundation Capital, L.L.P., a venture capital firm focused on early-stage information technology companies. From 1987 to 1995, he was a General Partner of Inman & Bowman, a venture capital firm. Mr. Elmore serves on the boards of directors of Onyx Software, Wind River Systems, Inc., Shoreline

Teleworks, SuccessFactor.com, Dejacube, Wherenet, eALITY and T-Span Systems. Mr. Elmore received a B.S. degree and an M.S. degree in Electrical Engineering from Purdue University and an M.B.A. degree from Stanford University.

         DAVID H.J. FURNISS has served as a member of the board of directors of Commerce One since November 1999. Since October 1999, Mr. Furniss has been General Manager, Electronic Business of British Telecommunications plc. From 1997 to 1999, he was the Sales and Marketing Director at Demon Internet, a leading consumer and business-to-business ISP. Prior to his position at Demon Internet, Mr. Furniss worked in senior sales and marketing roles with Compaq. Mr. Furniss received a B.S. degree in Business Studies from Leeds Metropolitan University.

         KENNETH C. GARDNER has served as a member of the board of directors of Commerce One since September 1996. Since June 1995, Mr. Gardner has been President and Chief Executive Officer of Sagent Technology, Inc. Prior to his tenure at Sagent, Mr. Gardner served as Vice President of Products at Borland International from April 1994 to June 1995. He is on the board of directors of Data Sage, Inc. and ObjectSwitch Corporation. Mr. Gardner received a B.S. degree in Finance from the University of Louisville.

         WILLIAM J. HARDING has served as a member of the board of directors of Commerce One since December 1996 and as a member of Commerce One's audit committee since April 1999. Since 1994, Dr. Harding has been a General Partner of Morgan Stanley Dean Witter Venture Partners. Prior to joining Morgan Stanley Dean Witter, Dr. Harding was a General Partner of J.H. Whitney & Co. from 1985 to 1993. Dr. Harding currently serves on the board of Duet Technologies, Blaze Software, Persistence Software, Interwave Communications, Inter Nap Network Services, Respond.com, The Industry Standard Corp., Form Factor, Inc., and SendMail, Inc. Dr. Harding received a B.S. degree in Engineering Mathematics and an M.S. degree in Systems Engineering from the University of Arizona and a Ph.D. degree in Engineering from Arizona State University.

         NORIYOSHI OSUMI has served as a member of the board of directors since July 1999. In 1980, Dr. Osumi joined NTT Basic Research Labs as a research scientist. He has been Vice President of NTT America, Inc. since July 1998. Prior to this appointment he was Senior Research Manager from April 1988 to July 1998. From 1985 to 1986, Dr. Osumi was a visiting scholar at the University of California, Berkeley. In 1977 and in 1980, respectively, Dr. Osumi received Masters and PH.D degrees in Electronic Engineering from the Tokyo Institute of Technology, and in 1992 he obtained an M.B.A. degree from Cornell University.

         JEFFREY T. WEBBER has served as a member of the board of directors and compensation committee of Commerce One since 1995. Mr. Webber co-founded R.B. Webber & Company, a company which provides strategic planning consulting services to high technology companies, where he has served as President since 1991. He also serves as a General Partner of The Entrepreneurs' Fund, an early stage venture capital fund, which position he has held since 1997. Mr. Webber also serves on the board of directors of Sagent Technology, Inc., Persistence Software, Avantgo, eGlyphs, gForce Systems, NetAcumen, Spear Technologies and enCommerce. Mr. Webber holds a B.A. degree from Yale University.

         There are no family relationships among any of our directors or officers. All executive officers are appointed by the board of directors on an annual basis and serve until their successors have been duly appointed and qualified.

PART II

ITEM 5.           MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

         Commerce One, Inc. common stock, par value $.0001, is traded on the Nasdaq Stock Market's National Market under the symbol "CMRC." The price per share reflected in the table below represents the range of low and high closing sale prices for Commerce One's common stock as reported on the Nasdaq Stock Market's

National Market for the quarters indicated, since July 1, 1999, the date of its initial public offering of stock.

                                                         High              Low
Fiscal 1999:
Quarter Ended September 30, 1999(i)                     $42.33            $9.71
Quarter Ended December 31, 1999                        $256.44           $32.15

         (i) This information has been restated to reflect a three-for-one stock split, effected in the form of a stock dividend to each stockholder of record as of December 3, 1999.

         Commerce One has never paid cash dividends on its capital stock. We currently intend to retain any earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

         The closing price of Commerce One's common stock as reported on the Nasdaq Stock Market's National Market on March 16, 2000 was $222.53. The number of stockholders of record of our common stock as of March 16, 2000 was 894, and there is a substantially greater number of Commerce One beneficial owners.

         On November 12, 1999, we issued approximately 2,289,156 shares of Commerce One common stock in exchange for all outstanding shares of CommerceBid stock and options and other rights to acquire CommerceBid stock. The issuance of securities are deemed to be exempt from the registration of the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

ITEM 6.           SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------
                                                     1999           1998              1997            1996           1995
                                                     ----           ----              ----            ----           ----
Total revenue                                    $ 33,557       $  2,563          $  1,746        $    812       $    439
                                                 --------       --------          --------        --------       --------
Gross profit (loss)                                17,487        (1,806)           (1,141)              30            207
Operating expenses                                 79,923         22,990            10,032           1,810            517
                                                 --------       --------          --------        --------       --------
Loss from operations                             (62,436)       (24,796)          (11,173)          (1,780)          (310)
Interest income, net                               3,302            156                 9              (25)           (31)
Provision for income taxes                          4,188            ---               ---             ---            ---
                                                 --------       --------          --------        --------       --------
Net loss                                         (63,322)       (24,640)          (11,164)          (1,805)          (341)
                                                 ========       ========          ========        ========       ========
Basic and diluted net loss
per share                                        $ (1.48)       $ (2.74)          $ (1.40)        $ (0.23)       $  (0.05)
                                                 ========       ========          ========        ========       ========
Shares used in calculation of
basic and diluted net loss
per share                                          43,027          9,159             8,037           7,854          7,539
                                                 ========       ========          ========        ========       ========
Proforma basic and diluted net loss per
share                                            $ (1.01)
                                                 ========
Shares used in calculation of proforma
basic and diluted net loss per share               62,839
                                                 ========

BALANCE SHEET DATA:  (IN THOUSANDS)


                                                       DECEMBER 31,
                                               -----------------------------
                                                        1999           1998            1997           1996            1995
                                                        ----           ----            ----           ----            ----
Cash, cash equivalents and short term investments   $124,606       $ 15,138        $  9,367       $  6,111        $    230
Working capital                                       77,480         11,777           7,194          5,209            (246)
Total assets                                         384,610         20,507          11,664          6,745             327
Long term liabilities                                    262          1,896           1,096            199             ---
Redeemable convertible preferred
 stock                                                   ---         50,432          20,650          7,258             ---
Total stockholders' equity
 (deficit)                                           316,721       (37,011)         (13,040)        (1,897)           (157)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Background

         Commerce One is a leading provider of business-to-business electronic commerce solutions that link buyers and suppliers of goods and services into trading communities over the Internet. We were founded under the name DistriVision Development Corporation in 1994. In March 1997, we changed our name to Commerce One, Inc. and embarked on an aggressive product development effort, which culminated in the release of the BUYSITE and MARKETSITE products in April 1998. We released subsequent versions of the BUYSITE and MARKETSITE products in November 1998, April 1999 and December 1999.

Source of Revenues

         We generate revenues from multiple sources. License fees are generated from licensing the BUYSITE and MARKETSITE products to end-user organizations, primarily Fortune 1000 enterprises. Professional service fees are received from BUYSITE and MARKETSITE licensees and their suppliers for enterprise resource planning integration, content aggregation, project management and other related services. Software maintenance revenues are generated from product licensees based on the scope of their implementation and the extent of the service provided. MARKETSITE subscription fees are received from BUYSITE licensees, as well as other customers, for the right to access services in MARKETSITE. Transaction fees are received from suppliers for purchase orders the supplier receives through MARKETSITE. To date, transaction and MARKETSITE subscription fees have been immaterial. However, our revenue growth will depend upon realizing significant transaction and MARKETSITE subscription fees in the future.

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

         We recognize revenues from professional services as the services are provided. If a transaction includes both license and service elements, the license fee is recognized on delivery and acceptance of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not dependent on additional acceptance criteria. In cases where license fee payments are contingent on the acceptance of services, recognition of revenues is deferred for both the license and the service elements until the acceptance criteria are met. Software maintenance revenues and MarketSite subscription fees are recognized ratably over the term of the support contract, typically one year.

RESULTS OF OPERATIONS

         The following table sets forth the results of operations for the Company expressed as a percentage of total revenues for the years ended December 31, 1999, 1998 and 1997. The Company's historical operating results are not necessarily indicative of the results for any future period.

                                                                        YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                    1999          1998           1997
                                                                    ----          ----           ----
Revenues:
      License fees                                                     73 %         64 %          42 %
      Services                                                         27 %         36 %          58 %
                                                                       ----         ----          ----
Total revenues                                                        100 %        100 %         100 %
Cost of revenues:
      License fees                                                      1 %          0 %           0 %
      Services                                                         47 %        170 %         165 %
                                                                       ----        -----         -----
Total costs of revenues                                                48 %        170 %         165 %
                                                                       ----        -----         -----
Gross profit (loss)                                                    52 %        (70)%         (65)%
Operating expenses:
      Sales and marketing                                              94 %        511 %         347 %
      Product development                                              61 %        267 %         125 %
      General and administrative                                       15 %         76 %         103 %
      Purchased in-process research and development                    28 %          0 %           0 %
      Amortization of deferred stock compensation                       7 %         43 %           0 %
      Amortization of goodwill and other intangible
        assets                                                         33 %          0 %           0 %
                                                                       ----        -----         -----
Total operating expenses                                              238 %        897 %         575 %
                                                                       ----        -----         -----
Loss from operations                                                 (186)%      (967) %       (640) %
Interest income, net                                                   10 %          6 %           1 %
Provision for income taxes                                             13 %          0 %           0 %
                                                                       ----        -----         -----
Net loss                                                            (189) %      (961) %       (639) %
                                                                    =======      =======       =======

YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

Revenue

         Total revenues for the year ended December 31, 1999 increased to approximately $33.6 million compared to $2.6 million and $1.7 million in the years ended December 31, 1998 and 1997, respectively. A relatively small number of customers have accounted for a significant portion of our total revenue to date.

         License revenues for the year ended December 31, 1999 increased to approximately $24.6 million compared to $1.6 million in the year ended December 31, 1998 and $0.7 million in the year ended December 31, 1997. The increase in revenues from license fees in 1999 primarily resulted from an increase in new customers who purchased and accepted the BUYSITE and MARKETSITE products.

         Service revenues include revenue from professional services, maintenance fees, and to a lesser degree, MarketSite subscription fees and transaction fees. Services revenues increased approximately 866% to $9.0 million for the year ended December 31, 1999 compared to $0.9 million and $1.0 million for the years ended December 31, 1998 and 1997, respectively. The increase in service revenues in 1999 resulted primarily from an increase in consulting revenue associated with implementing our products at an increased number of customer sites. The increase was also attributable to higher maintenance revenue resulting from customer sites that have commenced maintenance over the past 12 months.

Cost of Revenues

         Cost of revenues were approximately $16.1 million, or 48% of total revenues, in the year ended December 31, 1999, $4.4 million, or 170% of total revenues, in the year ended December 31, 1998 and $2.9 million, or 165% of total revenues, in the year ended December 31, 1997.

         Cost of services, which primarily consists of consulting, customer support and training costs, were $15.6 million, $4.4 million and $2.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in cost of services resulted primarily from an increase in personnel related expenses due to the hiring and training of consulting, support and training personnel in the United States and Europe. Additionally, in 1999 an increase in allocated overhead expenses and third party consultants contributed to the increase. Cost of services also includes software media and duplication and software documentation costs, although these costs have not been material to date.

         Cost of license fees for the year ended December 31, 1999 of $0.5 million consisted of royalties due to third parties.

Sales and Marketing Expenses

         Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $31.5 million, $13.1 million and $6.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in 1999 was primarily attributable to an overall increase in the number of sales and marketing personnel as well as an increase in marketing related activity. The number of employees engaged in sales and marketing increased to 146 at December 31, 1999 from 49 at December 31, 1998 and 29 at December 31, 1997. The increase in 1999 was also attributable to increased commission expense, travel related expense resulting from increased sales activity and allocated overhead expenses. We expect that the dollar amount of sales and marketing expenses will continue to increase due to the planned growth of our sales force, including the establishment of sales offices in additional domestic and international locations, and due to expected additional increases in marketing programs and other promotional activities.

Product Development Expenses

         Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses were approximately $20.5 million, $6.8 million and $2.2 million for the years ending December 31, 1999, 1998 and 1997, respectively. The increase in product development expenses during 1999 was primarily attributable to personnel related expenses to support development of the BUYSITE and MARKETSITE products. The overall number of employees engaged in product development was 158 at December 31, 1999, which included the addition of 22 employees from the acquisition of VEO Systems in January 1999, 61 at December 31, 1998 and 26 at December 31, 1997. We believe that investments in product development are essential to our future success and expect that the dollar amount of product development expenses will increase in future periods.

General and Administrative Expenses

         General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses were approximately $5.1 million, $1.9 million and $1.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in 1999 was primarily attributable to an increase in personnel related expenses. The number of employees engaged in general and administrative functions increased to 90 at December 31, 1999 from 16 at December 31, 1998 and 9 at December 31, 1997. We expect general and administrative expenses to increase modestly in future periods.

Purchased In-Process Research and Development

         VEO SYSTEMS

         In January 1999, we acquired VEO Systems, Inc., a company specializing in the creation of extensible mark-up language software technology applications, to complement our existing technologies. We accounted for the VEO Systems acquisition as a purchase transaction. The purchase consideration was approximately $23.2 million consisting of shares of common and preferred stock, stock options assumed and $400,000 in cash plus an additional $400,000 in contingent consideration.

         We estimated that approximately $3.0 million of the $23.2 million purchase consideration represented purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use. Accordingly, we charged this amount to operations in the three months ended March 31, 1999. A total of approximately $3.5 million of the purchase consideration was allocated to other intangible assets, including existing technology ($2.3 million), assembled workforce ($541,000) and tradenames and patents ($693,000), with these amounts being amortized over periods of four, two and five years, respectively.

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

         The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues and operating expenses related to the products and technologies purchased from VEO Systems. The calculation of value was then adjusted to reflect only the value creation efforts of VEO Systems prior to the close of the acquisition. At the time of the acquisition, the product was approximately 46.0% complete with approximately $1.3 million in estimated costs remaining which were incurred in 1999. The technology was available for use in our products in late 1999 and has a technology life of approximately five years. The resultant value of in-process technology was further reduced by the estimated value of core technology, which was included in capitalized developed technology.

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

         COMMERCEBID

         In November 1999, we acquired CommerceBid.com, Inc., a leading developer of business-to-business auction and reverse auction service solutions. The purchase consideration was approximately $227.5 million consisting of

2,289,156 shares of common stock with a fair value of $217.1 million, 29,502 options assumed with a fair value of $2.8 million and $4.5 million in cash plus an additional $5.0 million in contingent consideration.

         We estimated that approximately $6.3 million of the $227.5 million purchase consideration represented purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use. Accordingly, we charged this amount to operations in the three months ended December 31, 1999. A total of approximately $24.0 million of the purchase consideration was allocated to other intangible assets, including existing technology ($21.1 million), developed technology ($2.5 million) and assembled workforce ($385,000) with these amounts being amortized over periods of four, one and two years, respectively.

         Purchased in-process research and development consisted of a single project, the development of a full-featured ChannelBid product to incorporate additional auction types, such as Japanese style auctions, reverse procurement style auctions and a sealed Japanese auction. In addition, CommerceBid intended to add additional international functions to include multiple languages, currency conversion features as well as more advanced business rules and a more user friendly interface that will enable users to create and customize auctions easier and quicker.

         The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from CommerceBid. The calculation of value was then adjusted to reflect only the value creation efforts of CommerceBid prior to the close of the acquisition. At the time of the acquisition, the product was approximately 50.0% complete with approximately $400,000 in estimated costs remaining, the majority of which are expected to be incurred in 2000. The technology is expected to be available for use in our products in the latter half of 2000 and have a technology life of approximately
3.5 years. The resultant value of in-process technology was further reduced by the estimated value of core technology, which was included in capitalized developed technology.

         The discount rates selected for estimating future discounted cash flows for the developed, core and in-process technology were 15.0%, 20.0% and 25.0%, respectively. In the selection of the appropriate discount rates, consideration was given to our estimated weighted average return on working capital and our estimated weighted average return on assets. The discount rate utilized for the in-process technology was determined to be higher than our estimated weighted average return on working capital due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than our weighted average return on working capital, we have reflected the risk premium associated with achieving and sustaining growth rates and improved profitability as well as the increased rates of return associated with intangible assets.

         MERGENT SYSTEMS

         On January 7, 2000, we acquired Mergent Systems, Inc. (Mergent), a company specializing in enabling infomediaries and Global 3000 companies to create, operate, and manage product information systems and aggregated multivendor catalogs for e-commerce. The purchase consideration was approximately $148.4 million consisting of 871,095 shares of common stock with a fair value of $122.6 million, 109,505 options assumed with a fair value of $15.3 million and approximately $10.0 million in cash to the Mergent stockholders.

         We estimated that approximately $5.1 million of the $148.4 million purchase consideration represented purchased in-process research and development that has not yet reached technological feasibility and has no alternative future use. Accordingly, we will charge this amount to operations in the three months ended March 31, 2000. A total of approximately $8.8 million of the purchase consideration was allocated to other intangible assets, including purchased technology ($7.9 million), assembled workforce ($373,000) and tradenames/patents ($555,000) with these amounts being amortized over periods of one to five years.

         Purchased in-process research and development consists of two projects, (1) the development of an enterprise application that enables fast, easy electronic catalog creation, product information management and aggregation for (a) infomediaries and (b) large corporations who automate their procurement processes and (2) the development of a new feature which will enable users to get unstructured HTML files in a form that can be utilized by the enterprise application. These applications will be integrated into our products. The efforts required to develop the acquired in-process technology include the completion of all planning, designing and testing activities that are necessary to establish that the product or service can be produced to meet its design requirements, including functions, features and technical performance requirements.

         The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from Mergent. The calculation of value was then adjusted to reflect only the value creation efforts of Mergent prior to the close of the acquisition. At the time of the acquisition, the product was approximately 75% complete with approximately $300,000 in estimated costs remaining, the majority of which are expected to be incurred in 2000. The technology is expected to be available for use in our products in the latter half of 2000 and have a technology life of approximately 3.5 years. The resultant value of in-process technology was further reduced by the estimated value of core technology, which was included in capitalized developed technology.

         The discount rates selected for estimating future discounted cash flows for the core and in-process technology were 18% and 24%, respectively. In the selection of the appropriate discount rates, consideration was given to our estimated weighted average return on working capital and our estimated weighted average return on assets. The discount rate utilized for the in-process technology was determined to be higher than our estimated weighted average return on working capital due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than our weighted average return on working capital, we have reflected the risk premium associated with achieving and sustaining growth rates and improved profitability as well as the increased rates of return associated with intangible assets.

Amortization of Deferred Stock Compensation

         Amortization of deferred stock compensation totaled approximately $2.3 million and $1.1 million in the years ended December 31, 1999 and 1998, respectively. The deferred stock compensation is being amortized over the vesting period of the related options using a graded vesting method. The vesting period of the options range from three to four years.

Amortization of Goodwill and Other Intangible Assets

         Amortization of goodwill and other intangible assets was $11.1 million for the year ended December 31, 1999 which was attributable to the amortization of goodwill and other purchased intangible assets resulting from the acquisitions of Veo Systems, Inc. and CommerceBid during 1999.

         We expect to incur quarterly charges to amortization of goodwill and other intangible assets of approximately $11.0 million related to these acquisitions. In addition, we expect to incur additional charges to amortization of goodwill and other intangible assets related to the acquisition of Mergent Systems, Inc. In the event of future acquisitions, we anticipate the amortization of goodwill and other intangible assets will increase.

Provision for Income Taxes

         The income tax provision for 1999 is the result of withholding taxes on customer payments generated in certain international jurisdictions. Realization of our net deferred tax assets is dependent upon Commerce One generating sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net loss operating carryforwards. Due to the uncertainty of the amount and timing of future taxable income, we have provided a full valuation allowance against their net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically satisfied our cash requirements primarily through issuances of equity securities and lease and debt financing. On July 7, 1999, we closed an initial public offering and concurrent private placement of our common stock which resulted in net proceeds of approximately $92.5 million.

         Net cash provided by operating activities totaled approximately $3.8 million for the year ended December 31, 1999 as compared to net cash used in operating activities of approximately $21.3 million and $10.6 million for the years ended December 31, 1998 and 1997, respectively. Cash provided by operating activities for the year ending December 31, 1999 resulted principally from cash collections related to deferred revenues, partially offset by the net loss and amortization of goodwill and other intangible assets associated with the acquisition of Veo Systems and CommerceBid. Cash used in operating activities for the years ended December 31, 1998 and 1997 resulted primarily from net losses in those periods.

         Net cash used in investing activities totaled approximately $88.5 million for the year ended December 31, 1999 as compared to approximately $2.5 million and $900,000 for the years ended December 31, 1998 and 1997, respectively. The uses in each period resulted from the acquisition of capital assets, primarily computer and office equipment, as well as the acquisitions of Veo Systems and CommerceBid in the year ended December 31, 1999.

         Net cash provided by financing activities totaled approximately $121.4 million for the year ended December 31, 1999 as compared to approximately $29.6 million and $14.8 million for the years ended December 31, 1998 and 1997, respectively. The cash provided in the year ended December 31, 1999 resulted primarily from an initial public offering and concurrent private placement of our common stock, completed on July 7, 1999 which resulted in net proceeds of approximately $92.5 million. The cash provided in the prior years resulted primarily from the net proceeds from issuances of convertible preferred stock and option exercises.

         As of December 31, 1999, our principal sources of liquidity included approximately $124.6 million of cash, cash equivalents and short term investments. We anticipate an increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

         We believe that our available cash resources together with the net proceeds from our recent public offering and the concurrent private placement will be sufficient to finance our presently anticipated operating losses and working capital expenditure requirements for at least the next twelve months. Our future liquidity and capital requirements will depend upon numerous factors. The rate of expansion of our operations in response to potential growth opportunities and competitive pressures will affect our capital requirements as will funding of continued net losses and substantial negative cash flows. Additionally, we may need additional capital to fund acquisitions of complementary businesses, products and technologies. Our forecast of the period of time through which its financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of the factors described above. If we require additional capital resources, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

NEW ACCOUNTING PRONOUCEMENTS

         In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in the year 2000. The company has not completed its assessment of the impact of SAB 101 and has not determined its effect, if any, on its future reported results of operations.

RECENT EVENTS

1.       Acquisition of Mergent Systems, Inc.

         On January 7, 2000, Commerce One acquired privately held Mergent Systems, Inc. (Mergent), a company specializing in enabling infomediaries and Global 3000 companies to create, operate and manage product information systems and aggregated multivendor catalogs for e-commerce. The acquisition was structured as a tax-free, stock-for-stock exchange, and will be accounted for as a purchase transaction. Commerce One issued approximately 871,095 shares of common stock with a fair value of $122.6 million, 109,505 options assumed with a fair value of $15.3 million and approximately $10.0 million in cash to the Mergent stockholders in this transaction.

2.       Strategic Relationship with General Motors

         In January 2000, we entered into agreements with General Motors to create and operate the GM TradeXchange, an Internet-based trading exchange owned by GM that enables buying and selling over the Internet by GM, its dealers and its suppliers. The agreements governing the GM TradeXchange currently provide that Commerce One and GM will share equally in the net revenues generated by the GM TradeXchange, after the repayment of both parties expenses, for an anticipated ten-year term. The GM TradeXchange agreements also provided for the restructuring of Commerce One into a holding company and the issuance of 14,400,000 shares of common stock to GM. Of these 14,400,000 shares, 7,200,000 shares will be held in escrow until the GM TradeXchange has repaid the accumulated investements by both Commerce One and GM in developing the GM TradeXchange. The shares issued to GM will generally not be freely transferable for three years and would be subject to standstill restrictions that will restrict GM's ability to acquire more than 19.9% of the company's outstanding stock during the first three years of the relationship or more than 25.0% thereafter. GM is also entitled to certain registration rights with respect to the shares after the initial three year period. The closing of the GM TradeXchange agreements remains subject to certain customary closing conditions, including requisite regulatory clearance, and has been delayed pending the negotiations described below.

         Subsequent to the execution of the GM TradeXchange agreements, Commerce One and GM have entered into negotiations with Ford Motor Company, DaimlerChrysler and Oracle Corporation concerning the possible creation of a broader business-to-business e-commerce exchange for the automotive industry. Such an exchange would integrate or combine the GM TradeXchange with an Internet-based trading exchange being developed by Ford and Oracle Corporation. The parties have not, however, reached agreement on the specific terms and conditions governing the creation of the exchange, the responsibilities of the parties with respect to the exchange, or the extent to which the parties, including Commerce One, will receive equity in the exchange and share in the revenues of the exchange. In addition, such an agreement would also require regulatory clearance.

         We cannot assure you that the parties will reach an agreement for a broader trading exchange on mutually acceptable terms and conditions or that such an agreement would receive regulatory clearance. Further, if such an agreement is not reached, we cannot assure you that the GM TradeXchange agreements will receive regulatory clearance and close in a timely fashion, or at all. For more information concerning certain risks associated with the GM TradeXchange or a broader exchange for the automotive industry, see the Risk Factors section of this Form 10-K.

Forward-Looking Statements

         The foregoing descriptions of recent events include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements concerning the establishment of a business-to-business e-commerce portal, the anticipated date of its commencement of operations, the anticipated date of Commerce One and General Motors, Ford and DaimlerChrysler reaching definitive terms on the agreements that will underlie the relationship between the companies, the potential revenues to be generated by the portal, the interoperability of the portal with other business-to-business e-commerce portals, the potential efficiencies and cost savings that may be realized from the portal, the acquisition of Mergent and the integration of the iMerge product into Commerce Ones software and services offerings. These statements are subject to risks and uncertainties. Actual results may differ materially from those described in such statements as a result of a number of factors. These factors include but are not limited to the ability of Commerce One and its partners to timely enter into definitive agreements relating to the portal, the ability of the companies to timely and successfully launch the portal, the extent of supplier and buyer adoption and utilization of the portal once it becomes operational, the extent to which Commerce One and Mergent can integrate their technology, personnel and businesses in order to offer software and services and the extent to which customers adopt and utilize such software services once they become available.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

MARKET RISK

         The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Risk Factors" on page 12.

INTEREST RATE RISK

         At December 31, 1999, we had cash, cash equivalents and short term investments of approximately $124.6 million, compared to $15.1 million at December 31, 1998, which consist of cash and highly liquid investments. These investments may be subject to interest rate risk and will decrease in value if market interest rates decrease. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at December 31, 1999 would cause the fair market value of our cash and cash equivalents to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

FOREIGN CURRENCY EXCHANGE RATE RISK

         Substantially all of our revenues recognized to date have been denominated in U.S. dollars a significant portion of which has been realized outside of United States. To the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future.

EQUITY PRICE RISK

         We do not own any significant equity investments. Therefore, we believe we are not currently exposed to any direct equity price risk.

REPORT OF ERNST AND YOUNG LLP, INDEPENDENT AUDITORS

To The Board of Directors and Stockholders
Commerce One, Inc.

         We have audited the accompanying consolidated balance sheets of Commerce One, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce One, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/ ERNST & YOUNG LLP

Walnut Creek, California
January 21, 2000

ITEM 8.           FINANCIAL STATEMENTS

                               COMMERCE ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                      DECEMBER 31,
                                                                            ---------------------------------
                                                                                  1999             1998
                                                                                  ----             ----
                                  ASSETS
Current assets:
       Cash and cash equivalents                                                     $51,792        $ 15,138
       Short term investments                                                         72,814               -
       Accounts receivable, net                                                       15,845           1,200
       Prepaid expenses and other current assets                                       4,656             629
                                                                                   ---------        --------
Total current assets                                                                 145,107          16,967
Property and equipment, net                                                           11,892           2,590
Note receivable from Veo Systems, Inc.                                                     -             950
Goodwill and other intangible assets, net                                            227,611               -
                                                                                   ---------        --------
Total assets                                                                       $ 384,610        $ 20,507
                                                                                   =========        ========


           LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
       Accounts payable                                                              $ 6,885          $  709
       Accrued compensation and related expenses                                       3,972             352
       Current portion of capital lease obligations                                      274             448
       Current portion of notes payable                                                  411             876
       Deferred revenue                                                               40,414           1,168
       Other current liabilities                                                      15,671           1,637
                                                                                      ------           -----
Total current liabilities                                                             67,627           5,190
Capital lease obligations                                                                  -             309
Notes payable                                                                            262           1,587

Commitments and contingent liabilities
Redeemable convertible preferred stock, $0.0001 par value;
  issuable in series:  62,237,928 shares authorized;
  26,333,487 issued and outstanding at December 31, 1998                                   -          50,432
Stockholders' equity (deficit):
       Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized, 1,010,520 shares issued and
         outstanding at December 31, 1998                                                  -             487
       Common stock, $0.0001, 250,000,000 shares authorized;
         74,968,238 and 9,897,204 issued and outstanding at
         December 31, 1999 and 1998, respectively                                    423,839           3,165
       Deferred stock compensation                                                   (4,110)         (1,848)
       Accumulated deficit                                                         (102,556)        (38,765)
       Accumulated other comprehensive loss                                            (452)            (50)
                                                                                   ---------        --------
Total stockholders' equity (deficit)                                                 316,721        (37,011)
                                                                                   ---------        --------
Total liabilities, redeemable convertible preferred stock and
  stockholders' equity (deficit)                                                   $ 384,610        $ 20,507
                                                                                   =========        ========

                             See accompanying notes.

                               COMMERCE ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                     YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------------------
                                                             1999               1998              1997
                                                             ----               ----              ----
Revenues:
        License fees                                      $   24,571          $   1,633        $     742
        Services                                               8,986                930            1,004
                                                               -----                ---            -----
Total revenues                                                33,557              2,563            1,746
Cost of revenues:
        License fees                                             484                  -                -
        Services                                              15,586              4,369            2,887
                                                              ------              -----            -----
Total cost of revenues                                        16,070              4,369            2,887
Gross profit (loss)                                           17,487            (1,806)          (1,141)
Operating expenses:
        Sales and marketing                                   31,546             13,108            6,055
        Product development                                   20,496              6,839            2,172
        General and administrative                             5,050              1,941            1,805
        Purchased in-process research
         and development                                       9,374                  -                -
        Amortization of deferred stock
         compensation                                          2,324              1,102                -
        Amortization of goodwill and other
         intangible assets                                    11,133                  -                -
                                                               -----                ---            -----
Total operating expenses                                      79,923             22,990           10,032
                                                              ------             ------           ------
Loss from operations                                         (62,436)           (24,796)         (11,173)
Interest income, net                                           3,302                156                9
                                                             -------            -------          -------
Loss before income taxes                                     (59,134)           (24,640)         (11,164)
Provision for income taxes                                     4,188                  -                -
                                                               -----                ---            -----
Net loss                                                    $(63,322)          $(24,640)        $(11,164)
                                                            =========          =========        =========
Basic and diluted net loss per share                          $(1.48)          $  (2.74)        $  (1.40)
                                                            =========          =========        =========
Shares used in calculation of basic and diluted
  net loss per share                                          43,027              9,159            8,037
                                                            =========          =========        =========
Pro forma basic and diluted net loss per                    $  (1.01)
  share                                                     =========
Shares used in calculation of pro forma net loss              62,839
  per share                                                 ========

                             See accompanying notes.

                             Commerce One, Inc.
           Consolidated Statements of Redeemable Convertible Preferred
                    Stock and Stockholders' Equity (Deficit)
                       (In thousands, except share data)

                                                                                              Stockholders' Equity (Deficit)
                                                   Redeemable            Convertible
                                                   Convertible         Preferred Stock       Common Stock        Deferred
                                                 Preferred Stock       ---------------       ------------          Stock
                                                 Shares    Amount      Shares   Amount     Shares    Amount     Compensation
                                                 ------    ------      ------   ------     ------    ------     ------------
BALANCES AT DECEMBER 31, 1996                  5,341,464  $  7,258    1,010,520  $  487    7,956,606  $     23          -
Issuance of common stock
 upon exercise of options                              -         -            -       -    1,709,592       136          -
Issuance of Series C redeemable
 convertible preferred stock, net of
 issuance costs                                7,680,912    13,262            -       -            -         -          -
Issuance of Series B, redeemable
 convertible preferred stock
 upon exercise of warrants                        10,974        15            -       -            -         -          -
Accretion of redeemable preferred stock                -       115            -       -            -         -          -
Net loss and comprehensive loss                        -         -            -       -            -         -          -
                                             -----------  --------   ----------   -----   ----------  --------   --------
BALANCES AT DECEMBER 31, 1997                 13,033,350    20,650    1,010,520     487    9,666,198       159          -
                                             -----------  --------   ----------   -----   ----------  --------   --------
Issuance of common stock upon exercise
 of stock options                                      -         -            -       -      231,006        56          -
Issuance of Series D redeemable
 convertible preferred stock, net of
 issuance costs                               13,300,137    29,343            -       -            -         -          -
Accretion of redeemable preferred stock                -       439            -       -            -         -          -
Deferred stock compensation                            -         -            -       -            -     2,950     (2,950)
Amortization of deferred stock
 compensation                                          -         -            -       -            -         -      1,102
Foreign currency translation adjustment                -         -            -       -            -         -          -
Net loss                                               -         -            -       -            -         -          -
                                             -----------  --------   ----------   -----   ----------  --------   --------
Comprehensive loss                                     -         -            -       -            -         -          -
                                             -----------  --------   ----------   -----   ----------  --------   --------
BALANCES AT DECEMBER 31, 1998                 26,333,487    50,432    1,010,520     487    9,897,204     3,165     (1,848)
                                             -----------  --------   ----------   -----   ----------  --------   --------
Issuances of common stock upon exercise
 of stock options                                      -         -            -       -    3,715,641     1,492          -
Repurchase of common stock from
 terminated employees                                  -         -            -       -      (36,561)      (16)         -
Issuance of common stock under
 employee stock purchase plan                          -         -            -       -      326,538     1,943          -
Issuance of shares in connection with
 business combinations                         1,200,249     2,793            -       -    8,176,221   238,258          -
Issuance of series E preferred stock, net
 of issuance costs                             8,276,457    23,786            -       -            -         -          -
Issuance of preferred stock upon exercise
 of warrants                                   1,643,969     3,895            -       -            -         -          -
Accretion of redeemable preferred stock                -       469            -       -            -         -          -
Issuance of common stock in initial
 public offering, net of issuance cost                 -         -            -       -   11,385,000    72,549          -
Issuance of common stock in concurrent
 private placement, net of issuance cost               -         -            -       -    3,039,513    20,000          -
Conversion of preferred stock to common
 stock upon initial public offering,
 net of issuance cost                        (37,454,162)  (81,375)  (1,010,520)   (487)  38,464,682    81,862          -
Deferred stock compensation                            -         -            -       -            -     4,586     (4,586)
Amortization of deferred stock
 compensation                                          -         -            -       -            -         -      2,324
Foreign currency translation adjustment                -         -            -       -            -         -          -
Unrealized loss on investments                         -         -            -       -            -         -          -
Net loss                                               -         -            -       -            -         -          -
                                             -----------  --------   ----------   -----   ----------  --------   --------
Comprehensive loss                                     -         -            -       -            -         -          -
                                             -----------  --------   ----------   -----   ----------  --------   --------
BALANCES AT DECEMBER 31, 1999                          -        $-            -      $-   74,968,238  $423,839    $(4,110)
                                             ===========  ========   ==========   =====   ==========  ========   ========
                                                             Accumulated
                                                                Other
                                               Accumulated  Comprehensive
                                                  Deficit        Loss         Total
                                                  -------        ----         -----
BALANCES AT DECEMBER 31, 1996                   $  (2,407)           -      $ (1,897)
Issuance of common stock
 upon exercise of options                              -            -           136
Issuance of Series C redeemable
 convertible preferred stock, net of
 issuance costs                                        -            -             -
Issuance of Series B, redeemable
 convertible preferred stock
 upon exercise of warrants                             -            -             -
Accretion of redeemable preferred stock             (115)           -          (115)
Net loss and comprehensive loss                  (11,164)           -       (11,164)
                                               ---------        -----      --------
BALANCES AT DECEMBER 31, 1997                    (13,686)           -       (13,040)
                                               ---------        -----      --------
Issuance of common stock upon exercise
 of stock options                                      -            -            56
Issuance of Series D redeemable
 convertible preferred stock, net of
 issuance costs                                        -            -             -
Accretion of redeemable preferred stock             (439)           -          (439)
Deferred stock compensation                            -            -             -
Amortization of deferred stock
 compensation                                          -            -         1,102
Foreign currency translation adjustment                -          (50)          (50)
Net loss                                         (24,640)           -       (24,640)
                                                 -------          ---       -------
Comprehensive loss                                     -            -       (24,690)
                                               ---------        -----      --------
BALANCES AT DECEMBER 31, 1998                    (38,765)         (50)      (37,011)
                                               ---------        -----      --------
Issuances of common stock upon exercise
 of stock options                                      -            -         1,492
Repurchase of common stock from
 terminated employees                                  -            -           (16)
Issuance of common stock under
 employee stock purchase plan                          -            -         1,943
Issuance of shares in connection with
 business combinations                                 -            -       238,258
Issuance of Series E preferred stock, net
 of issuance costs                                     -            -             -
Issuance of preferred stock upon exercise
 of warrants                                           -            -             -
Accretion of redeemable preferred stock             (469)           -          (469)
Issuance of common stock in initial
 public offering, net of issuance cost                 -            -        72,549
Issuance of common stock in concurrent
 private placement, net of issuance cost               -            -        20,000
Conversion of preferred stock to common
 stock upon initial public offering, net
 of issuance cost                                      -            -        81,375
Deferred stock compensation                            -            -             -
Amortization of deferred stock
 compensation                                          -            -         2,324
Foreign currency translation adjustment                -         (111)         (111)
Unrealized loss on investments                         -         (291)         (291)
Net loss                                         (63,322)           -       (63,322)
                                               ---------        -----      --------
Comprehensive loss                                     -            -       (63,724)
                                               ---------        -----      --------
BALANCES AT DECEMBER 31, 1999                  $(102,556)       $(452)     $316,721
                                               =========        =====      ========

                                   See accompanying notes.

                               COMMERCE ONE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------------
                                                                    1999               1998               1997
                                                                    ----               ----               ----
Operating activities:
Net loss                                                            $  (63,322)        $  (24,640)          $(11,164)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
      Depreciation and amortization                                       2,534              1,026                470
      Purchased in-process research and development                       9,374                  -                  -
      Amortization of deferred stock compensation                         2,324              1,102                  -
      Amortization of goodwill and other intangible assets               11,133                  -                  -
      Changes in operating assets and liabilities:
          Accounts receivable                                          (14,058)              (966)               (21)
          Prepaid expenses and other current assets                     (3,867)               (78)              (425)
          Accounts payable                                                5,951                 47                476
          Accrued compensation and related expenses                       3,163                113                 84
          Other current liabilities                                      11,369              1,086                312
          Deferred revenue                                               39,246                994              (337)
                                                                    -----------        -----------        -----------
Net cash provided by (used in) operating activities                       3,847           (21,316)           (10,605)

Investing activities:
Purchase of property and equipment, net                                (11,464)            (1,560)              (924)
Note receivable from VeoSystems, Inc.                                         -              (950)                  -
Proceeds from the maturities of short term investments                  18,154                  -                  -
Purchases of short term investments                                    (91,259)                  -                  -
Business combinations, net of cash acquired                             (3,889)                  -                  -
                                                                    -----------        -----------        -----------
Net cash used in investing activities                                  (88,458)            (2,510)              (924)

Financing activities:
Borrowings under bank line of credit                                          -                  -                750
Proceeds from issuance of preferred stock, net                           27,681             29,343             13,277
Proceeds from issuance of common stock, net                              95,968                 56                136
Proceeds from borrowings on notes payable                                     -              1,014                955
Payments on notes payable                                               (2,052)              (340)              (160)
Payments on capital lease obligations                                     (221)              (426)              (173)
                                                                    -----------        -----------        -----------
Net cash provided by financing activities                               121,376             29,647             14,785

Effect of foreign currency translation on cash and
 cash equivalents                                                         (111)               (50)                  -
                                                                    -----------        -----------        -----------
Increase in cash and cash equivalents                                    36,654              5,771              3,256
Cash and cash equivalents at beginning of period                         15,138              9,367              6,111
                                                                    -----------        -----------        -----------
Cash and cash equivalents at end of period                          $    51,792        $    15,138        $     9,367
                                                                    ===========        ===========        ===========
Supplemental disclosures:
Interest paid                                                       $       384        $       461        $       192
                                                                    ===========        ===========        ===========
Cash paid for income taxes                                          $     4,188        $         -        $         -
                                                                    ===========        ===========        ===========
Noncash investing and financing activities:
Capital lease obligations incurred                                  $         -        $       554        $       763
                                                                    ===========        ===========        ===========
Deferred compensation related to stock option grants                $     4,586        $     2,950        $         -
                                                                    ===========        ===========        ===========
Conversion of borrowings under bank line of credit to
  note payable                                                      $       750        $       750        $         -
                                                                    ===========        ===========        ===========
Unrealized loss on short term investments                           $       291        $         -        $         -
                                                                    ===========        ===========        ===========
Issuance of preferred stock, common stock and
  assumption of stock options in connection with
  business combinations                                             $   241,051        $         -        $         -
                                                                    ===========        ===========        ===========
Conversion of convertible preferred stock into common stock         $    81,862        $         -        $         -
                                                                    ===========        ===========        ===========

                             See accompanying notes.

                                COMMERCE ONE, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

         Commerce One, Inc. (the "Company") was incorporated in the State of California in 1994. The Company has one business segment which provides business-to-business electronic commerce solutions that use the Internet to link buyers and sellers of business goods and services into real-time trading communities. In March 1999, the Company was re-incorporated in the State of Delaware.

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The functional currency of the Company's foreign subsidiaries is the local currency. The Company translates all assets and liabilities to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. Gains and losses resulting from the translation of the foreign subsidiaries' financial statements are reported as a separate component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions were not significant during any of the periods presented.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

         Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the date of purchase and are stated at amounts that approximate fair value, based on quoted market prices. Cash equivalents consist principally of investments in short-term money market instruments and certificates of deposit.

SHORT TERM INVESTMENTS

         Short term investments consist principally of commercial paper and corporate notes with maturities greater than 90 days and are stated at amounts that approximate fair market value.

         The Company accounts for its short term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

         The Company classifies its short term investments as available-for-sale. Available-for-sale investments are recorded at fair value with unrealized gains and losses reported in the statement of stockholders' equity. Fair values of investments are based on quoted market prices, where available. Realized gains and losses, which have been immaterial to date, are included in interest and other income and are derived using the specific identification method for determining the cost of investments sold. Dividend and interest income is recognized when earned.

         The following summarizes the Company's fair market value of investments at December 31, 1999 (amounts in thousands):

                                               Gross         Gross
                                Amortized    Unrealized    Unrealized     Fair
                                   Cost        Gains         Losses       Value
                                ---------    ----------    ----------    --------
Commercial paper                $  1,009     $    -        $     (3)     $  1,006
Government notes and bonds         5,158          -             (45)        5,113
Corporate notes and bonds         47,347          -            (215)       47,132
Certificates of deposit           19,561          2             -          19,563
                                --------     ----------    ---------     --------
                                $ 73,075     $    2        $   (263)     $ 72,814
                                ========     ==========    =========     ========

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets as follows: computer and office equipment--three years; furniture and fixtures--five years; and leasehold improvements--the shorter of the remaining term of the related leases or the estimated economic useful lives of the improvements. Equipment under capital leases is amortized over the shorter of the expected useful life or the related lease term.

GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets result from business combinations accounted for under the purchase method. Goodwill is being amortized over estimated useful lives of four to five years. Intangible assets related to acquired technology, assembled workforce, tradenames, patents and other intangibles are being amortized on a straight-line method over the estimated useful life of the related asset, generally one to five years. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or intangible assets or render the goodwill or intangible assets not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of operating cash flows to determine whether the goodwill or intangibles are impaired. To date, no such impairment has been indicated.

SOFTWARE DEVELOPMENT COSTS

         The Company accounts for software development costs in accordance with Financial Accounting Standards Board ("FASB") Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Through December 31, 1999, development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to product development expense in the accompanying consolidated statements of operations.

CONCENTRATION OF CREDIT RISK AND CREDIT EVALUATIONS

         Financial instruments which potentially subject the Company to concentrations of risk include cash, cash equivalents, short term investments and accounts receivable. The Company maintains its cash, cash equivalents and short term investments with two domestic financial institutions.

         For the year ended December 31, 1999, three customers accounted for 21%, 15% and 11% of the Company's revenues. For the year ended December 31, 1998 and December 31, 1997, four customers accounted for 24%, 21%, 18% and 12% of the Company's revenues and one customer accounted for 12% of the Company's revenues, respectively. At December 31, 1999, three customers accounted for 42%, 17% and 16% of accounts receivable. At December 31, 1998 and 1997, four customers and one customer accounted for 13% and 20%, respectively, of accounts receivable. The Company performs ongoing credit evaluations of its customers and does not typically require collateral or guarantees. Management establishes an allowance for doubtful accounts when it appears accounts receivable will not be collectible, and such losses to date have been within management's expectations.

REVENUE RECOGNITION

         The Company recognizes revenues from software license agreements for its BuySite and MarketSite applications upon delivery and acceptance of the software if there is persuasive evidence of an arrangement, collection is probable, the fee is fixed or determinable, and there is sufficient vendor-specific objective evidence to support allocating the total fee to all elements of multiple-element arrangements. If an acceptance period is required, license revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

         The Company recognizes revenues from professional services as the services are provided. If a transaction includes both license and service elements, the license fee is recognized on delivery and acceptance of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not subject to additional acceptance criteria. In cases where license fee payments are contingent on the acceptance of services, recognition of revenues is deferred for both the license and the service elements until the acceptance criteria are met. Software maintenance revenues and MarketSite subscription fees are recognized ratably over the term of the support contract, typically one year.

         Transaction fees, which have not been significant, are recognized as earned based on customer transactions.

         Deferred revenue consists of license fees for which revenue has been deferred and prepaid fees for services, MarketSite subscription fees, and maintenance and support agreements.

STOCK-BASED COMPENSATION

         The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25") and has adopted the disclosure-only alternative of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123").

ADVERTISING

         Advertising costs are expensed as incurred. Advertising expense was approximately $332,000, $219,000 and $88,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

INCOME TAXES

         The Company accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE

         Basic and diluted net loss per share information for all periods is presented under the requirements of FASB Statement No. 128, "Earnings per Share." Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase, and excludes any dilutive effects of options, warrants, and convertible securities. Potentially dilutive securities have also been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive.

         Pro forma net loss per share has been computed as described above and also gives effect, under Securities Exchange Commission guidance, to the conversion of preferred shares not included above that automatically converted to common shares upon completion of the Company's initial public offering in July 1999, using the if-converted method.

         The calculation of historical and pro forma basic and diluted net loss per share is as follows (in thousands, expect per share data):

                                                                  YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                               1999         1998          1997
                                                               ----         ----          ----
Historical:
 Net loss                                                    $  63,322    $  24,640    $  11,164
 Preferred stock accretion                                         469          439          115
                                                             ----------   ----------   ----------
 Loss applicable to common stockholders                      $  63,791    $  25,079    $  11,279
                                                             ==========   ==========   ==========
 Weighted average shares of common stock outstanding            43,750        9,771        8,454
 Less: Weighted average shares subject to repurchase               723          612          417
 Weighted average shares of common stock outstanding
  used in computing basic and diluted net loss per
  share                                                         43,027        9,159        8,037
                                                             ----------   ----------   ----------
 Basic and diluted net loss per share                        $   (1.48)   $   (2.74)   $   (1.40)
                                                             ==========   ==========   ==========
Pro forma:
 Net loss                                                    $  63,322    $  24,640    $  11,164
                                                             ==========   ==========   ==========
 Weighted average shares used in computing basic and
  diluted net loss per share (from above)                       43,027
 Adjustment to reflect the effect of the assumed
  conversion of preferred stock from the date of
  issuance                                                      19,812
 Weighted average shares used in computing pro forma
  basic and diluted net loss per share                          62,839
 Pro forma basic and diluted net loss per share              $   (1.01)

         If the Company had reported net income, the calculation of historical and pro forma diluted earnings per share would have included approximately an additional 7,568,000, 1,360,000 and 394,000 common equivalent shares related to outstanding stock options and warrants not included above (determined using the treasury stock method) for the years ended December 31, 1999, 1998 and 1997, respectively.

EFFECTS OF NEW ACCOUNTING STANDARDS

         In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in the year 2000. The company has not completed its assessment of the impact of SAB 101 and has not determined its effect, if any, on its future reported results of operations.

RECLASSIFICATIONS

         Certain prior amounts have been reclassified to conform to current year presentation.

     2. ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following (in thousands):

                                                                          DECEMBER 31,
                                                               -----------------------------------



                                                                      1999                   1998
                                                                      ----                   ----
Accounts receivable                                               $ 14,542                $ 1,495
Unbilled accounts receivable                                         1,796                      -
                                                                  --------                --------
                                                                    16,338                  1,495
Less allowance for doubtful accounts                                   493                    295
                                                                  --------                --------
                                                                  $ 15,845                $ 1,200
                                                                  ========                =======

3.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):

                                                                           DECEMBER 31,
                                                                 ---------------------------------
                                                                            1999             1998
                                                                            ----             ----
Computer and office equipment                                           $ 12,282          $ 3,632
Furniture and fixtures                                                     2,694              223
Leasehold improvements                                                     1,016              258
                                                                        --------          --------
                                                                          15,992            4,113
Less accumulated depreciation and amortization                             4,100            1,523
                                                                        --------          --------
                                                                        $ 11,892          $ 2,590
                                                                        ========          =======

4.       NOTES PAYABLE

         In May 1998, the Company entered into a loan agreement with a bank which provides for a line of credit of $1,500,000, plus 75% of the Company's net accounts receivable balance, up to a total of $3,000,000. Borrowings under the line of credit bear interest at the bank's prime rate plus 1.0% which is 9.5% at December 31, 1999. The loan agreement also provides for a revolving equipment loan facility in the amount of $1,500,000. Borrowings under the equipment loan facility bear interest at the bank's prime rate plus 1.5% which is 10.0% at December 31, 1999 and are to be repaid in monthly installments of principal and interest over 36 months. No borrowings were outstanding under the loan agreement at December 31, 1999.

         In the years ended December 31, 1998 and 1997, the Company entered into notes payable agreements with two leasing companies. The notes accrue interest monthly based on effective interest rates ranging from 13.75% to 15.01% and mature at various dates from January 2000 to December 2001. The notes are secured by the equipment acquired with the proceeds from these notes. The principal amount outstanding at December 31, 1999 under these notes is $673,000 of which the long-term portion of $262,000 is due in 2001.

5. COMMITMENTS

LEASE OBLIGATIONS

         The Company leases its principal office facilities under non-cancelable operating leases. Rent expense amounted to $2,321,000, $587,000 and $428,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Capital lease obligations represent the present value of future rental payments under capital lease agreements for equipment. The original cost and accumulated depreciation on the equipment under capital leases is $1,392,000 and $627,000, respectively, at December 31, 1999 and $1,367,000 and $610,000,
respectively, at December 31, 1998.

         Future minimum payments under capital and operating leases at December 31, 1999 are as follows (in thousands):

YEAR ENDING DECEMBER 31,                                     CAPITAL LEASES     OPERATING LEASES
                                                             --------------     ----------------
2000                                                                   $314              $ 6,070
2001                                                                      -                7,280
2002                                                                      -                4,648
2003                                                                      -                3,656
2004 and thereafter                                                       -                1,224
                                                                   --------              -------
Total minimum lease payment                                             314              $22,878
Less amounts representing interest                                       40              =======
                                                                   --------
Present value of minimum lease payments                                $274
                                                                        ===

LEGAL PROCEEDINGS

     The Company is involved in disputes and litigation in the normal course of business. The Company does not believe that the outcome of any of these disputes or litigation will have a material effect on the Company's financial condition or results of operations. However, an unfavorable outcome of some or all of these matters could have a material effect on the Company's financial position or results of operations.

6.  STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING AND CONCURRENT PRIVATE PLACEMENT OF COMMON STOCK

         On July 7, 1999, the Company closed its initial public offering of 11,385,000 shares of common stock at a price per share to the public of $7.00 and the concurrent private placement of 3,039,513 shares of common stock at a price per share of $6.58. The net proceeds from these transactions was $92.5 million, after deducting underwriting discounts and other offering expenses. In addition, upon completion of the initial public offering, each outstanding share of the Company's convertible preferred stock and redeemable convertible preferred stock was automatically converted into one share of common stock.

STOCK SPLIT

         Upon the Company's initial public offering, the Company had a one-for-two reverse stock split of issued and outstanding common and preferred stock. On November 16, 1999, the Board of Directors approved a three-for-one stock split of issued and outstanding common stock. The stock split was effected as a stock dividend for stockholders of record on December 3, 1999 and was effective December 23, 1999. All preferred and common stock prices and amounts in the accompanying financial statements have been retroactively adjusted to reflect the stock splits.

STOCK OPTIONS

         Under the Company's VEO, CommerceBid, 1995, 1997 and 1999 Stock Option Plans ("the Plans"), 21,170,149 shares of common stock have been reserved for the issuance of incentive stock options (ISO) or non-statutory stock options (NSO) to employees, officers, directors and consultants. The ISOs may be granted at a price per share not less than the fair market value on the date of the grant. The NSOs may be granted at a price per share not less than 85% of the fair market value at the date of grant. Options granted under the Plans are exercisable over a maximum term of ten years from the date of grant and generally vest over periods of up to four years. Under the Plans, the option holder may exercise unvested options and obtain shares of stock that are subject to a repurchase option by the Company at the original exercise price in the event of the employee's termination. The repurchase rights lapse over the period that the underlying options vest. Shares issued under the 1995 Plan are also subject to various restrictions as to resale.

         Under the Company's 1999 Director Option Plan, 450,000 shares of common stock have been reserved for grants of stock options under such plan. As of December 31, 1999, options to purchase 135,000 shares have been granted under the 1999 Director Option Plan.

         A summary of the Company's stock option activity under all plans is set forth below:

                                                                                 WEIGHTED-AVERAGE
                                                                NUMBER OF         EXERCISE PRICE
                                                                 SHARES              PER SHARE
                                                                 ------              ---------
Outstanding at December 31, 1996                                   3,285,564           $  0.09
         Granted                                                   1,715,775           $  0.13
         Exercised                                               (1,709,592)           $  0.08
         Canceled                                                  (393,063)           $  0.10
                                                                   ---------           -------
Outstanding at December 31, 1997                                   2,898,684           $  0.11
         Granted                                                   3,668,250           $  0.39
         Exercised                                                 (231,006)           $  0.11
         Canceled                                                  (669,096)           $  0.21
                                                                   ---------           -------
Outstanding at December 31, 1998                                   5,666,832           $  0.28
         Granted and assumed                                      13,144,012           $ 22.45
         Exercised                                               (3,715,641)           $  0.42
         Canceled                                                (1,497,372)           $  1.13
                                                                 -----------           -------
Outstanding at December 31, 1999                                  13,597,831           $ 20.85
                                                                  ==========           =======
Exercisable and vested at December 31, 1999                        2,313,036           $  1.44
                                                                   =========           =======
Outstanding shares of common stock subject
 to repurchase at December 31, 1999                                  722,502
                                                                     =======

                                                                                        OPTIONS EXERCISABLE
                                            OPTIONS OUTSTANDING                             AND VESTED
                             --------------------------------------------------    ------------------------------
                                         WEIGHTED-AVERAGE
                                             REMAINING
         RANGE OF                           CONTRACTUAL     WEIGHTED-AVERAGE                  WEIGHTED-AVERAGE
         EXERCISE                               LIFE         EXERCISE PRICE                    EXERCISE PRICE
          PRICES                NUMBER        (YEARS)           PER SHARE         NUMBER          PER SHARE
          ------                ------        -------           ---------         ------          ---------
$  0.00 - $  0.17               2,004,759             7.6          $   0.11         999,635               $ 0.10
$  0.20 - $  0.80               2,523,061             8.5          $   0.52         610,591               $ 0.49
$  1.33 - $  2.73               2,193,923             9.2          $   2.40         370,721               $ 2.35
$  4.80 - $  7.00               2,843,388             9.4          $   6.19         332,089               $ 6.18
$ 10.92 - $ 18.00               1,058,850             9.6          $  13.48               -               $    -
$ 23.67 - $ 39.67                 890,550             9.7          $  34.99               -               $    -
$ 57.08 - $ 98.33                 577,800             9.8          $  71.73               -               $    -
$109.76 - $109.76               1,096,050             9.9          $ 109.76               -               $    -
$115.50 - $196.50                 409,450             9.9          $ 126.76               -               $    -
                                  -------             ---          --------       ---------               ------
                               13,597,831             9.0            $20.85       2,313,036               $ 1.44
                               ==========             ===            ======       =========               ======

         The Company recorded deferred stock compensation of approximately $4,586,000 and $2,950,000 during the years ended December 31, 1999 and 1998, respectively, representing the difference between the exercise price and the deemed fair value of certain of the Company's stock options granted to employees. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options using a graded vesting method. Such amortization amounted to approximately $2,324,000 for the year ended December 31, 1999 and $1,102,000 for the year ended December 31 1998.

PRO FORMA DISCLOSURES OF THE EFFECT OF STOCK BASED COMPENSATION

         Pro forma information regarding results of operations and net loss per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions: a risk-free interest rate of 5.7%, 5.8% and 6.2% for the years ended December 31, 1999, 1998 and 1997, respectively, no dividend yield, a weighted-average expected life of the options of 4.5 years for the years ended December 31, 1999, 1998 and 1997, a volatility factor of the expected market price of the Company's common stock of 170% for the period July 1, 1999 to December 31, 1999 and

0% for the period January 1, 1999 to June 30, 1999 (minimal value method used in 1998 and 1997).

         The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         Had compensation cost for the Company's stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes option valuation model, the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma as adjusted amounts indicated below (in thousands except per share data):

                                                                    YEARS ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                                    1999          1998           1997
                                                               ---------     ---------      ---------
Net loss -- pro forma as adjusted                                $66,055       $25,562        $11,302
                                                               =========     =========      =========
Net loss per share - pro forma as adjusted                         $1.11         $2.79          $1.41
                                                               =========     =========      =========

         The weighted average fair value of options granted, which is the value assigned to the options under FAS 123, was $37.78, $0.99 and $0.03 for options granted during the years ended December 31, 1999, 1998 and 1997, respectively.

         The pro forma impact of options on the net loss for the years ended December 31, 1999, 1998 and 1997 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

1999 EMPLOYEE STOCK PURCHASE PLAN

         Under the Company's 1999 Employee Stock Purchase Plan 2,250,000 shares of common stock have been reserved for issuance under the plan. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable two year offering period or the last day of the applicable six month purchase period. In the year ending December 31, 1999, 326,538 shares of common stock were purchased under the plan at a weighted average price of $5.95 per share.

7. INCOME TAXES

         The following is a geographical breakdown of consolidated income (loss) before income taxes by income tax jurisdiction (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                      -----------------------------------------------------------------
                                                        1999                  1998                1997
                                                        ----                  ----                ----
United States                                      $(50,187)            $ (22,879)           $(11,151)



Foreign                                              (8,947)               (1,761)                (13)
                                                   ---------            ----------           ---------
Total                                              $(59,134)            $ (24,640)           $(11,164)
                                                   =========            ==========           =========

         There has been no provision for U.S. federal or state income taxes for any period as the Company has incurred operating losses in all periods. During the year ended December 31, 1999, the Company recorded a foreign income tax provision of $ 4.2 million related to taxes withheld from customer payments and remitted to foreign taxing jurisdictions on the Company's behalf.

         A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------------
                                                          1999             1998             1997
                                                          ----             ----             ----
U.S. federal taxes (benefit)
     at statutory rate                                  (35.0)%          (34.0)%          (34.0)%
State                                                    (5.0)%           (4.0)%           (6.0)%
Foreign                                                   7.1%               -%               -%
Acquisition related charges                              12.1%               -%               -%
Valuation allowance                                      28.1%            38.0%            40.0%
Other                                                    (0.2)%               -                -
                                                         -----           ------           ------
Total                                                     7.1%               -%               -%
                                                         =====           ======           ======

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                                     DECEMBER 31,
                                                       -----------------------------------------
                                                                      1999                 1998
                                                                      ----                 ----
Deferred tax assets:
  Net operating loss carryforwards                               $  41,667            $  12,687
  Capitalized research and development                               1,548                  474
  Deferred revenue                                                   7,401                    -
  Other                                                              2,012                  642
                                                                 ---------            ---------
  Deferred tax assets                                               52,628               13,803
                                                                 ---------            ---------
  Less:  valuation allowance                                       (43,015)             (13,803)
                                                                 ---------            ---------
Total deferred tax assets                                            9,613                    -

Deferred tax liabilities:
  Other identified intangibles                                      (9,613)                   -
                                                                 ---------            ---------
Total deferred tax liabilities                                      (9,613)                   -
                                                                 ---------            ---------
Net deferred tax assets                                         $        -            $       -
                                                                 =========            =========

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. During the years ended December 31, 1999 and 1998, the valuation allowance on deferred tax assets increased by $29,212,000 and $8,455,000, respectively.

         The tax benefits associated with employee stock options provide a deferred tax benefit of $22.7 million in 1999 which has been fully offset by a valuation allowance and will be credited to additional paid-in capital when realized.

         At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $98,613,000, which expire in the years 2009 through 2019. The Company also had net operating loss carryforwards for state income tax purposes of approximately $48,099,000 expiring in years 2002 through 2004. In addition, the Company had net operating loss carryforwards for foreign income tax purposes of approximately $10,708,053 which expire in varying amounts in the years 2005 and 2006. There can be no assurance that the Company will realize the benefit of the net operating loss carryforwards.

         Utilization of the Company's net operating loss is subject to a substantial annual limitation due to the ownership change limitation provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

8. PROFIT SHARING PLAN

         The Company has a profit sharing plan and trust under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute amounts to the plan via payroll withholdings, subject to certain limitations. The Company does not match contributions by plan participants.

9. REVENUE BY GEOGRAPHIC AREA

         Revenue was derived from customers in the following geographic areas (in thousands):

                                                YEARS ENDED DECEMBER 31,
                                      1999                1998                 1997
                                      ----                ----                 ----
North America                             $16,937              $ 2,563             $ 1,746
Europe/Middle East/Africa                   8,877                    -                   -
Asia Pacific                                7,743                    -                   -
                                            -----               ------              ------
                                          $33,557              $ 2,563             $ 1,746
                                          =======              =======             =======

10. BUSINESS COMBINATIONS

VEO SYSTEMS, INC.

         Effective January 15, 1999, the Company acquired VEO Systems, Inc. ("VEO"), a company specializing in the creation of XML technology applications, in a transaction accounted for as a purchase. The consolidated financial statements include the operating results of VEO from the date of acquisition. The purchase consideration was approximately $23.2 million consisting of 5,897,065 shares of common stock with a fair value of $13.3 million, 1,200,249 shares of Series D prime preferred stock (having the same rights as Series D with an aggregate liquidation preference of $2,000,000) with a fair value of $2.8 million, 2,477,313 stock options with a fair value of $5.1 million, $258,000 of assumed liabilities, $400,000 in cash and $400,000 of acquisition costs. In addition, the Company advanced $950,000 in cash to Veo under a note receivable during 1998. An additional consideration of $400,000 in cash was paid to certain employees who remained employed through January 2000.

         The purchase consideration was allocated to the acquired assets and assumed liabilities based on deemed fair values as follows (in thousands):

Cash...............................................................  $     358
Accounts receivable and other assets...............................        823
Intangible assets:
  Purchased technology.............................................      2,274
  Assembled workforce..............................................        541
  Tradenames/patents...............................................        693
  Goodwill.........................................................     15,432
                                                                     ---------
Total intangible assets............................................     18,940
                                                                     ---------
Purchased in-process research and development charged to operations
  in the three months ended March 31, 1999.........................      3,037
                                                                     ---------
Total purchase consideration.......................................  $  23,158
                                                                     ---------

         Goodwill arising from the acquisition will be amortized on a straight-line basis over five years. Other intangible assets will be amortized over their estimated useful lives ranging from two to five years.

         The following unaudited pro forma adjusted summary represents the consolidated results of operations for the year ended December 31, 1998 as if the acquisition of VEO had occurred January 1, 1998 and are not intended to be indicative of future results (in thousands, except per share data):

Pro forma adjusted net revenue....................................  $   5,353
Pro forma adjusted net loss.......................................  $ (30,903)
Pro forma adjusted net loss per share--basic and diluted..........  $   (2.58)
Number of shares used in pro forma share calculation--basic and
  diluted.........................................................     11,994

         The pro forma results of operations include historical operations of the Company and VEO adjusted to reflect certain pro forma adjustments, including amortization of goodwill and other intangible assets arising from the acquisition and do not include the charge for purchased in-process research and development of $3,037,000 since it is a non-recurring charge. These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

COMMERCEBID.COM, INC.

         Effective November 12, 1999, the Company acquired CommerceBid.com, Inc. ("CommerceBid"), a leading provider of business-to-business auction and reverse auction service solutions. The consolidated financial statements include the operating results of CommerceBid from the date of acquisition. The purchase consideration was approximately $227.5 million consisting of 2,289,156 shares of common stock with a fair value of $217.1 million, 29,502 options assumed with a fair value of $2.8 million, $4.5 million in cash plus an additional $5.0 million in contingent consideration.

         The purchase consideration was allocated to the acquired assets and assumed liabilities based on deemed fair values as follows (in thousands):

Cash...............................................................  $   1,160
Accounts receivable and other assets...............................        296
Intangible assets:
  Purchased technology.............................................     23,646
  Assembled workforce..............................................        385
  Goodwill.........................................................    195,707
                                                                     ---------
Total intangible assets............................................    219,738
                                                                     ---------
Purchased in-process research and development charged to operations
  in the three months ended December 31, 1999.....................       6,337
                                                                     ---------
Total purchase consideration.......................................  $ 227,531
                                                                     =========

         Goodwill arising from the acquisition will be amortized on a straight-line basis over four years. Other intangible assets will be amortized over their estimated useful lives ranging from one to four years.

         The following unaudited pro forma adjusted summary represents the consolidated results of operations for the ten months ended October 31, 1999 as if the acquisition of CommerceBid had occurred January 1, 1999 and are not intended to be indicative of future results (in thousands, except per share data):

Pro forma adjusted net revenue....................................  $  16,669
Pro forma adjusted net loss.......................................  $ (78,002)
Pro forma adjusted net loss per share--basic and diluted..........  $   (4.08)
Number of shares used in pro forma share calculation--basic and
  diluted.........................................................     19,095

         The pro forma results of operations include historical operations of the Company and CommerceBid adjusted to reflect certain pro forma adjustments, including amortization of goodwill and other intangible assets arising from the acquisition and do not include the charge for purchased in-process research and development of $6,337,000 since it is a non-recurring charge. These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

11. SUBSEQUENT EVENTS

ACQUISITION OF MERGENT SYSTEMS, INC.

         Effective January 7, 2000, the Company acquired Mergent Systems, Inc. ("Mergent"), a company specializing in enabling infomediaries and Global 3000 companies to create, operate, and manage product information systems and aggregated multivendor catalogs for e-commerce. The purchase consideration was approximately $148.4 million consisting of 871,095 shares of common stock with a fair value of $122.6 million, 109,505 options assumed with a fair value of $15.3 million and approximately $10.0 million in cash to the Mergent stockholders in this transaction.

         The purchase consideration will be allocated to the acquired assets and assumed liabilities based on the estimated deemed fair values as follows (in thousands):

Cash...............................................................  $   1,126
Accounts receivable and other assets...............................        272
Intangible assets:
  Purchased technology.............................................      7,884
  Assembled workforce..............................................        373
  Tradenames/patents...............................................        555
  Goodwill.........................................................    133,065
                                                                     ---------
Total intangible assets............................................    141,877
                                                                     ---------
Purchased in-process research and development to be charged to
   operations in the three months ended March 31, 2000.............      5,142
                                                                     ---------
Total purchase consideration.......................................  $ 148,417
                                                                     ---------

         Goodwill arising from the acquisition will be amortized on a straight-line basis over five years. Other intangible assets will be amortized over their estimated useful lives ranging from one to five years.

         The following unaudited pro forma adjusted summary represents the consolidated results of operations for the year ended December 31, 1999 as if the acquisition of Mergent had occurred January 1, 1999 and are not intended to be indicative of future results (in thousands, except per share data):

Pro forma adjusted net revenue....................................  $  33,590
Pro forma adjusted net loss.......................................  $ (93,811)
Pro forma adjusted net loss per share--basic and diluted..........  $   (2.14)
Number of shares used in pro forma share calculation--basic and
  diluted.........................................................     43,898

         The pro forma results of operations include historical operations of the Company and Mergent adjusted to reflect certain pro forma adjustments, including amortization of goodwill and other intangible assets arising from the acquisition and do not include the charge for purchased in-process research and development of $5,142,000 since it is a non-recurring charge. These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

STRATEGIC RELATIONSHIP WITH GENERAL MOTORS

2.  Strategic Relationship with General Motors.

         In January 2000, the Company entered into agreements with General Motors to create and operate the GM TradeXchange, an Internet-based trading exchange owned by GM that enables buying and selling over the Internet by GM, its dealers and its suppliers. The agreements governing the GM TradeXchange currently provide that Commerce One and GM will share equally in the net revenues generated by the GM TradeXchange, after the repayment of both parties' expenses, for an anticipated ten-year term. The GM TradeXchange agreements also provide for the restructuring of Commerce One into a holding company and the issuance of 14,400,000 shares of common stock to GM. Of these 14,400,000 shares, 7,200,000 shares which be held in escrow until the GM TradeXchange has repaid the accumulated investments by both Commerce One and GM in developing the GM TradeXchange. The shares issued to GM will generally not be freely transferable for three years and would be subject to standstill restrictions that will restrict GM's ability to acquire more than 19,9% of the company's outstanding stock during the first three years of the relationship or more than 25.0% thereafter. GM is also entitled to certain registration rights with respect to the shares after the initial three year period. The closing of the GM TradeXchange agreements remains subject to certain customary closing conditions, including requisite regulatory clearance, and has been delayed pending the negotiations described below.

         Subsequent to the execution of the GM TradeXchange agreements, Commerce One and GM have entered into negotiations with Ford Motor Company, DaimlerChrysler and Oracle Corporation concerning the possible creation of a broader business-to-business e-commerce exchange for the automotive industry. Such an exchange would integrate or combine the GM TradeXchange with an Internet-based trading exchange being developed by Ford and Oracle Corporation. The parties have not, however, reached agreement on the specific terms and conditions governing the creation of the exchange, the responsibilities of the parties with respect to the exchange, or the extent to which the parties, including Commerce One, will receive equity in the exchange and share in the revenues of the exchange. In addition, such an agreement would also require regulatory clearance.

         The Company cannot assure you that the parties will reach an agreement for a broader trading exchange on mutually acceptable terms and conditions or that such an agreement would receive regulatory clearance. Further, if such an agreement is not reached, we cannot assure you that the GM TradeXchange agreements will receive regulatory clearance and close in a timely fashion, or at all. For more information concerning certain risks associated with the GM TradeXchange or a broader exchange for the automotive industry, see the Risk Factors section of this Form 10-K.

STOCK SPLIT

         On March 13, 2000, Commerce One announced a Board approved two-for-one stock split of common stock. The stock split will be effected as a stock dividend for stockholders of record as of March 24, 2000, to be effective April 19, 2000. Preferred and common stock prices and amounts in the accompanying financial statements have not been retroactively adjusted to reflect this stock split.

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See the information set forth in the sections entitled "Proposal No. 1--Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Commerce One's Proxy Statement for the 2000 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of Commerce One's fiscal year ended December 31, 1999 (the "2000 Proxy Statement"), which is incorporated herein by reference, and the information set forth in the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         See the information set forth in the section entitled "Executive Compensation and Related Information" in the 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See the information set forth in the section entitled "Stock Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the information set forth in the sections entitled "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

      See Item 8 of this Form 10-K.

    2.  FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule of Commerce One for each of the years ended December 31, 1999, 1998 and 1997 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Commerce One.


                                                               PAGE NUMBER
                                                               -----------
Schedule II--Valuation and Qualifying Accounts..............    59

         Schedules other than those listed above have been omitted as they are either not required, not applicable, or the information has otherwise been shown in the consolidated financial statements or notes thereafter.

    3.  EXHIBITS

         The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER            DESCRIPTION

         2.1** Agreement and Plan or Reorganization, dated December 23, 1999, by and among Commerce One, Inc., Gavel Acquisition Corporation, Mergent Systems, Inc., and other related parties.

         2.2*** Agreement and Plan of Merger and Reorganization, dated November 4, 1999, by and among Commerce One, Inc., Eddie Acquisition Corporation, CommerceBid.com, Inc., and other related parties.

         3.1**** Amended and Restated Certificate of Incorporation of the Registrant.

         3.2               Amended and Restated Bylaws of the Registrant.

         4.1*              Specimen Common Stock Certificate.

        10.1* Form of Indemnification Agreement between the Registrant and each of its directors and officers.

        10.2* Form of 1997 Incentive Stock Option Plan and form of agreements thereunder.

        10.3* Form of 1999 Employee Stock Purchase Plan and form of agreements thereunder.

        10.4*****          1999 Nonstatutory Stock Option Plan and form of
                           agreement thereunder.

        10.5** Form of 1999 Director Option Plan and form of agreements thereunder.

        10.6*              Intentionally Omitted.

        10.7* Master Software License and Services Agreement between the Registrant and NTT Communications, dated April 16, 1999.

        10.8* Governance Agreement between the Registrant and British Telecommunications, plc., dated March 26, 1999.

        10.9* Marketing Agreement between the Registrant and British Telecommunications, plc., dated March 26, 1999.

        10.10*+ MarketSite License Agreement between the Registrant and British Telecommunications, plc., dated March 25, 1999.

        10.11* Amended and Restated Trading Agreement between the Registrant and British Telecommunications, plc., dated March 25, 1999.

        10.12* Marketing Agreement between the Registrant and MCI Systemhouse Corporation dated August 4, 1998.

        10.13*             Agreement between the Registrant and
                           PricewaterhouseCoopers LLP dated September 2, 1998.

        10.14*+ OEM Software License and Distribution Agreement between the Registrant and PeopleSoft, Inc., dated June 5, 1999.

        10.14.1++          Amendment No. 1 to the OEM Software License and
                           Distribution Agreement between the Registrant and PeopleSoft, Inc. dated January 22, 2000.

        10.15* Joint Development Agreement between the Registrant and PeopleSoft, Inc., dated June 5, 1999.

        10.16* Stock Purchase and Master Strategic Relationship Agreement between the Registrant and PeopleSoft, Inc., dated June 5, 1999.

        10.17* Stock Purchase and Master Strategic Relationship Agreement between the Registrant and SingTel Ventures (Cayman) Pte. Limited, dated June 1999.

        10.18* Stock Purchase and Master Strategic Relationship Agreement between the Registrant and NTT Communications, dated June 1999.

        21.1               List of Subsidiaries of Registrant.

        23.1               Consent of Ernst & Young LLP, Independent Auditors.

        24.1*              Power of Attorney (see page 57).

        27.1               Financial Data Schedule.

-----------------------------
* Incorporated by reference to Commerce One's Registration Statement on Form S-1 (File No. 333-76987), declared effective July 1, 1999.
** Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on January 20, 2000.

*** Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on November 24, 1999.
**** Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-26453), filed on November 12, 1999.
***** Incorporated by reference to Commerce One's Form S-8 (File No. 333-33324), filed on March 27, 2000.
+ Certain portions of this exhibit has been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

++ Certain portions of this exhibit have been omitted pending a determination by the Commission that such portions may be afforded confidential treatement.


 (b)     REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed during the quarter ended December 31, 1999:




Item Numbers                   Description                                  Filing Date
------------                   -----------                                  -----------

5, 7                           A report dated November 23, 1999,            November 24, 1999
                               regarding the acquisition of
                               CommerceBid.com, Inc., a Delaware
                               Corporation, by Commerce One, Inc.


(c)      EXHIBITS

         See Item 14(a)(3), above.

(d)      FINANCIAL STATEMENT SCHEDULES

         See Item 8, above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COMMERCE ONE, INC.


                                         By:    /s/ Mark B. Hoffman
                                             -----------------------------------
                                                    Mark B. Hoffman
                                                    Chairman President and Chief
                                                    Executive Officer

                                         Date: March 24, 2000


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter F. Pervere and Robert M. Tarkoff, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his or her substitute or substitutes, any do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Capacity in Which Signed                             Date
-----------------------------------------------------------------------------------------------------
/s/ Mark B. Hoffman                         Chief Executive Officer                   March 24, 2000
-------------------                         and Chairman of the Board
Mark B. Hoffman                             (Principal Executive
                                            Officer)                                  March 24, 2000

/s/ Robert M Kimmitt                        Vice Chairman of the Board and
--------------------                        President                                 March 24, 2000
Robert M. Kimmitt

/s/ Peter F. Pervere                        Senior Vice President and
--------------------                        Chief Financial Officer
Peter F. Pervere                            (Principal Financial Officer)             March 24, 2000


/s/ John V. Balen                           Director                                  March 24, 2000
-----------------
John V. Balen

/s/ William B. Elmore                       Director                                  March 24, 2000
---------------------
William B. Elmore

/s/ Kenneth C. Gardner                      Director                                  March 24, 2000
----------------------
Kenneth C. Gardner

/s/ Thomas Gonzales                         Director                                  March 24, 2000
-------------------
Thomas J. Gonzales

/s/ William J. Harding                      Director                                  March 24, 2000
----------------------
William J. Harding



/s/ David H.J. Furniss                      Director                                  March 24, 2000
----------------------
David H.J. Furniss

/s/ Noriyoshi Osumi                         Director                                  March 24, 2000
-------------------
Noriyoshi Osumi

/s/ Jay M. Tenenbaum                        Director                                  March 24, 2000
--------------------
Jay M. Tenenbaum

/s/ Jeffrey T. Webber                       Director                                  March 24, 2000
---------------------
Jeffrey T. Webber

                              COMMERCE ONE, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

ACCOUNTS RECEIVABLE ALLOWANCES

                                   Balances at            Charged to                            Balances at
                                    Beginning             Costs and                                End of
                                    of Period              Expenses          Deductions            Period
                                  ------------          --------------      ------------       -------------

Year ended December 31, 1997      $        25            $          60      $        (15)       $          70
                                  ===========            =============      =============       =============
Year ended December 31, 1998      $        70            $         251      $        (26)       $         295
                                  ===========            =============      =============       =============
Year ended December 31, 1999      $       295            $         213      $        (15)       $         493
                                  ===========            =============      =============       =============

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER            DESCRIPTION

         2.1** Agreement and Plan or Reorganization, dated December 23, 1999, by and among Commerce One, Inc., Gavel Acquisition Corporation, Mergent Systems, Inc., and other related parties.

         2.2*** Agreement and Plan of Merger and Reorganization, dated November 4, 1999, by and among Commerce One, Inc., Eddie Acquisition Corporation, CommerceBid.com, Inc., and other related parties.

         3.1**** Amended and Restated Certificate of Incorporation of the Registrant.

         3.2               Amended and Restated Bylaws of the Registrant.

         4.1*              Specimen Common Stock Certificate.

        10.1* Form of Indemnification Agreement between the Registrant and each of its directors and officers.

        10.2* Form of 1997 Incentive Stock Option Plan and form of agreements thereunder.

        10.3* Form of 1999 Employee Stock Purchase Plan and form of agreements thereunder.

        10.4*****          1999 Nonstatutory Stock Option Plan and form of
                           agreements thereunder.

        10.5** Form of 1999 Director Option Plan and form of agreements thereunder.

        10.6*              Intentionally Omitted.

        10.7* Master Software License and Services Agreement between the Registrant and NTT Communications, dated April 16, 1999.

        10.8* Governance Agreement between the Registrant and British Telecommunications, plc., dated March 26, 1999.

        10.9* Marketing Agreement between the Registrant and British Telecommunications, plc., dated March 26, 1999.

        10.10*+ MarketSite License Agreement between the Registrant and British Telecommunications, plc., dated March 25, 1999.

        10.11* Amended and Restated Trading Agreement between the Registrant and British Telecommunications, plc., dated March 25, 1999.

        10.12* Marketing Agreement between the Registrant and MCI Systemhouse Corporation dated August 4, 1998.

        10.13*             Agreement between the Registrant and
                           PricewaterhouseCoopers LLP dated September 2, 1998.

        10.14*+ OEM Software License and Distribution Agreement between the Registrant and PeopleSoft, Inc., dated June 5, 1999.

        10.14.1++          Amendment No. 1 to the OEM Software License and
                           Distribution Agreement between the Registrant and PeopleSoft, Inc. dated January 22, 2000

        10.15* Joint Development Agreement between the Registrant and PeopleSoft, Inc., dated June 5, 1999.

        10.16* Stock Purchase and Master Strategic Relationship Agreement between the Registrant and PeopleSoft, Inc., dated June 5, 1999.

        10.17* Stock Purchase and Master Strategic Relationship Agreement between the Registrant and SingTel Ventures (Cayman) Pte. Limited, dated June 1999.

        10.18* Stock Purchase and Master Strategic Relationship Agreement between the Registrant and NTT Communications, dated June 1999.

        21.1               List of Subsidiaries of Registrant

        23.1               Consent of Ernst & Young LLP, Independent Auditors.

        24.1*              Power of Attorney (see page 57).

        27.1               Financial Data Schedule.

-----------------------------
* Incorporated by reference to Commerce One's Registration Statement on Form S-1 (File No. 333-76987), declared effective July 1, 1999.
** Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on January 20, 2000.
*** Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on November 24, 1999.
**** Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-26453), filed on November 12, 1999.
***** Incorporated by reference to Commerce One's Form S-8 (File No. 333-33324), filed on March 27, 2000.
+ Certain portions of this exhibit has been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

++ Certain portions of this exhibit have been omitted pending a determination by the Commission that such portions may be afforded confidential treatement.