Form 10-Q
period 2000-03-31
COMMERCE ONE INC
filed 2000-05-15
CIK 1069450

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934


For the transition period from ________________ to ________________

                        Commission file number 000-26453
                                               ---------

                               COMMERCE ONE, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    68-0322810
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                 Identification Number)

                              4440 Rosewood Drive
                             Pleasanton, CA  94588
                    (Address of principal executive offices)

                                 (925) 520-6000
              (Registrant's telephone number, including area code)

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

As of May 8, 2000, there were 155,646,498 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------------------

                             COMMERCE ONE, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                 PAGE
                                                                                                 NUMBER
                                                                                                 ------
PART I            FINANCIAL INFORMATION

       Item 1.    Financial Statements (Unaudited)............................................      3

                  Condensed Consolidated Balance Sheets as of March 31, 2000
                  and December 31, 1999.......................................................      3

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2000 and 1999..................................      4

                  Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2000 and 1999........................................      5

                  Notes to Condensed Consolidated Financial Statements........................      6

       Item 2.    Management's Discussion and Analysis of Financial Conditions
                  and Results of Operations...................................................      7

                  Risk Factors................................................................     12

       Item 3.    Quantitative and Qualitative Disclosures of Market Risk.....................     22

PART II           OTHER INFORMATION

       Item 2.    Changes in Securities and Use of Proceeds...................................     23

       Item 6.    Exhibits and Reports on Form 8-K............................................     24

                  Signatures..................................................................     24


-------------------------------------------------------------------------------
                                                                        PAGE 2

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                         Commerce One, Inc.
                                Condensed Consolidated Balance Sheets
                                  (In thousands, except share data)


                                                                           March 31,     December 31,
                                                                             2000            1999
                                                                          ------------   ------------
                                                                          (unaudited)

                                               ASSETS
Current assets:
        Cash and cash equivalents                                         $     23,991   $     51,792
        Short term investments                                                  73,048         72,814
        Accounts receivable, net                                                26,520         15,845
        Prepaid expenses and other current assets                                7,003          4,656
                                                                          ------------   ------------
Total current assets                                                           130,562        145,107

Property and equipment, net                                                     20,261         11,892
Other investments                                                                2,750           --
Goodwill and other intangible assets, net                                      347,613        227,611
                                                                          ------------   ------------
Total assets                                                              $    501,186   $    384,610
                                                                          ============   ============


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                  $      8,205   $      6,885
        Accrued compensation and related expenses                                7,950          3,972
        Current portion of capital lease obligations                                86            274
        Current portion of notes payable                                           446            411
        Deferred revenue                                                        46,050         40,414
        Other current liabilities                                               19,390         15,671
                                                                          ------------   ------------
Total current liabilities                                                       82,127         67,627

Notes payable                                                                      129            262

Stockholders' equity:
        Common stock, $0.0001, 250,000,000 shares
          authorized; 155,053,422 and 149,936,476
          issued and outstanding at March 31, 2000
          and December 31, 1999, respectively                                  584,918        423,839
        Deferred stock compensation                                            (19,231)        (4,110)
        Accumulated deficit                                                   (146,201)      (102,556)
        Accumulated other comprehensive loss                                      (556)          (452)
                                                                          ------------   ------------
Total stockholders' equity                                                     418,930        316,721
                                                                          ------------   ------------
Total liabilities and stockholders' equity                                $    501,186   $    384,610
                                                                          ============   ============

                 See notes to condensed consolidated financial statements.


-------------------------------------------------------------------------------
                                                                        PAGE 3

                               Commerce One, Inc.
                  Condensed Consolidated Statement of Operations
                      (In thousands, except per share data)

                                                                   Three months ended
                                                                        March 31,
                                                                        --------
                                                                   2000            1999
                                                                   ----            ----
                                                               (unaudited)      (unaudited)

Revenues:
      License fees                                         $     27,121        $      1,456
      Services                                                    7,888                 648
                                                           ------------        ------------
Total revenues                                                   35,009               2,104

Costs and expenses:
      Cost of license fees                                        1,099                --
      Cost of services                                           10,816               1,668
      Sales and marketing                                        19,204               4,078
      Product development                                        14,154               3,362
      General and administrative                                  3,686                 827
      Purchased in-process research and development               5,142               3,037
      Amortization of deferred stock compensation                 4,199                 584
      Amortization of goodwill and other intangible
       assets                                                    21,895                 875
                                                           ------------        ------------
Total costs and operating expenses                               80,195              14,431
                                                           ------------        ------------

Loss from operations                                            (45,186)            (12,327)
Interest income, net                                              1,541                  16
                                                           ------------        ------------

Loss before income taxes                                        (43,645)            (12,311)
Provision for income taxes                                         --                  --
                                                           ------------        ------------
Net loss                                                   $    (43,645)       $    (12,311)
                                                           ============        ============

Basic and diluted net loss per share                       $      (0.29)       $      (0.14)
                                                           ============        ============

Shares used in calculation of net loss per
  share                                                         151,420              85,050
                                                           ============        ============

                 See notes to condensed consolidated financial statements.


-------------------------------------------------------------------------------
                                                                        PAGE 4

                               Commerce One, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)

                                                                        Three months ended
                                                                             March 31,
                                                                             --------
                                                                         2000              1999
                                                                     ------------   ------------
                                                                     (unaudited)    (unaudited)
Operating activities:
Net loss                                                             $    (43,645)  $    (12,311)
Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization                                         1,536            403
      Purchased in-process research and development                         5,142          3,037
      Amortization of deferred stock compensation                           4,199            584
      Amortization of goodwill and other intangible
        assets                                                             21,895            875
      Changes in operating assets and liabilities:
         Accounts receivable                                              (10,675)           719
         Prepaid expenses and other current assets                         (2,254)           (46)
         Accounts payable                                                   1,192            415
         Accrued compensation and related expenses                          3,978           (184)
         Other current liabilities                                          3,532            326
         Deferred revenue                                                   5,636           (144)
                                                                     ------------   ------------
Net cash used in operating activities                                      (9,464)        (6,326)

Investing activities:
      Purchase of property and equipment                                   (9,718)          (743)
      Purchase of short term investments                                     (234)          --
      Proceeds from the maturity of short term
        investments                                                            20           --
      Business combinations, net of cash acquired                         (28,391)           (42)
      Other investments                                                    (2,750)          --
                                                                     ------------   ------------
Net cash used in investing activities                                     (41,073)          (785)

Financing activities:
      Proceeds from issuance of common stock, net                          23,150             87
      Payments on notes payable                                               (98)          (188)
      Payments on capital lease obligations                                  (192)           (79)
                                                                     ------------   ------------
Net cash provided by (used in) financing activities                        22,860           (180)

Effect of foreign currency translation on cash and
  cash equivalents                                                           (124)            (8)
                                                                     ------------   ------------
Decrease in cash and cash equivalents                                     (27,801)        (7,299)

Cash and cash equivalents at the beginning of period                       51,792         15,138
                                                                     ------------   ------------
Cash and cash equivalents at end of period                           $     23,991   $      7,839
                                                                     ============   ============

Supplemental disclosures:
      Interest paid                                                  $         55   $        138
                                                                     ============   ============

Noncash investing and financing activities:
      Deferred compensation related to stock option
        grants                                                       $     19,320   $      1,982
                                                                     ============   ============
      Conversion of borrowings under bank line of credit
        to notes payable                                             $       --     $        750
                                                                     ============   ============
      Issuance of preferred stock, common stock and
        assumption of stock options in connection with
        business combinations                                        $    137,929   $     21,151
                                                                     ============   ============


            See notes to condensed consolidated financial statements.


-------------------------------------------------------------------------------

                                COMMERCE ONE, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000.

         The Company has one business segment which provides business-to-business electronic commerce solutions that use the Internet to link buyers and sellers of business goods and services into real-time trading communities.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form
10-K for the year ended December 31, 1999.

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

         The calculation of historical and pro forma basic and diluted net loss per share is as follows (in thousands, except per share amounts):


                                                                                     Three months ended
                                                                                          March 31,
                                                                                          --------
                                                                                   2000                1999
                                                                               ------------        ------------
Historical:
     Net loss                                                                  $    (43,645)       $    (12,311)
     Preferred stock accretion                                                         --                  (178)
                                                                               ------------        ------------
     Loss applicable to common stockholders                                    $    (43,645)       $    (12,489)

     Weighted average shares of common stock outstanding                            153,505              29,700
     Less:  Weighted average shares subject to repurchase                            (2,085)             (1,362)
                                                                               ------------        ------------
     Weighted average shares of common stock outstanding
      used in computing basic and diluted net loss per share                        151,420              28,338
                                                                               ------------        ------------

     Basic and diluted net loss per share                                      $      (0.29)       $      (0.44)
                                                                               ============        ============

Pro forma:
     Net loss                                                                  $    (43,645)       $    (12,311)
     Weighted average shares used in computing basic and
      diluted net loss per share (from above)                                       151,420              28,338
     Adjustment to reflect the effect of the assumed
      conversion of preferred stock from the date of
      issuance                                                                         --                56,712
                                                                               ------------        ------------
     Weighted average shares used in computing pro forma
      basic and diluted net loss per share                                          151,420              85,050
                                                                               ------------        ------------
     Pro forma basic and diluted net loss per share                            $      (0.29)       $      (0.14)
                                                                               ============        ============

3.       STOCKHOLDERS' EQUITY


-------------------------------------------------------------------------------

Stock Split

         On March 13, 2000, the Board of Directors approved a two-for-one stock split of common stock. The stock split was effected as a stock dividend for stockholders of record as of March 24, 2000. All common share and per share information included in the accompanying financial statements has been restated to give effect to the stock split which was effective April 19, 2000.

4.       COMPREHENSIVE INCOME (LOSS)

         Financial Accounting Standards Board (SFAS) No. 130 "Reporting Comprehensive Income", establishes standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income". "Other Comprehensive Income" refers to revenues, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three months ended March 31, 2000 and 1999 were as follows (in thousands):


                                                                             Three months ended
                                                                                  March 31,
                                                                          -------------------------
                                                                            2000            1999
                                                                          --------        ---------
Net loss                                                                  $(43,645)       $(12,311)
Unrealized gain on investments                                                   20               -
Foreign currency translation adjustments                                      (124)             (8)
                                                                          --------        --------
Comprehensive loss                                                        $(43,749)       $(12,319)

5.       ACQUISITIONS

         On January 7, 2000, the Company acquired Mergent Systems, Inc. (Mergent), a company specializing in enabling infomediaries and Global 3000 companies to create, operate, and manage product information systems and aggregated multivendor catalogs for e-commerce. The purchase consideration was approximately $148.4 million consisting of 1,742,190 shares of common stock with a fair value of $122.6 million, assumed options to acquire 219,010 shares of common stock with a fair value of $15.3 million and approximately $10.0 million in cash paid to the Mergent stockholders.

         We estimated that approximately $5.1 million of the $148.4 million purchase consideration represented purchased in-process research and development that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount has been charged to operations in the three months ended March 31, 2000. A total of approximately $8.8 million of the purchase consideration was allocated to other intangible assets, including purchased technology ($7.9 million), assembled workforce ($373,000) and tradenames/patent ($555,000) and a total of approximately $133.1 million of the purchase consideration was allocated to goodwill with these amounts being amortized over periods of one to five years.

6.       INVESTMENTS

         The Company has made several strategic investments in privately held companies. The Company holds less than a 20% interest and does not have a significant influence over their investee companies. These investments are recorded at cost.

7.       GENERAL MOTORS AGREEMENT

         In January 2000, we entered into agreements with General Motors to create and operate the GM TradeXchange, an Internet-based trading exchange owned by GM that enables buying and selling over the Internet by GM, its dealers and its suppliers. The agreements governing the GM TradeXchange currently provide that Commerce One and GM will share equally in the net revenues generated by the GM TradeXchange, after the repayment of both parties expenses, for an anticipated ten-year term. The GM TradeXchange agreements also provided for the restructuring of Commerce One into a holding company and the issuance of 28,800,000 shares of common stock to GM. Of these 28,800,000 shares, 14,400,000 shares will be held in escrow until the GM TradeXchange has repaid the accumulated investments by both Commerce One and GM in developing the GM TradeXchange. The shares issued to GM will generally not be freely transferable for three years and would be subject to standstill restrictions that will restrict GM's ability to acquire more than 19.9% of the Company's outstanding stock during the first three years of the relationship or more than 25.0% thereafter. GM is also entitled to certain registration rights with respect to the shares after the initial three year period. The closing of the GM TradeXchange agreements remains subject to certain customary closing conditions, including requisite regulatory clearance, and has been delayed pending the negotiations described below.

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

         We cannot assure you that the parties will reach an agreement for a broader trading exchange on mutually acceptable terms and conditions or that such an agreement would receive regulatory clearance. Further, if such an agreement is not reached, we cannot assure you that the GM TradeXchange agreements will receive regulatory clearance and close in a timely fashion, or at all. For more information concerning certain risks associated with the GM TradeXchange or a broader exchange for the automotive industry, see the Risk Factors section of this Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Background

         Commerce One is a leading provider of business-to-business electronic commerce solutions that link buyers and suppliers of goods and services into trading communities over the Internet. We were founded under the name DistriVision Development Corporation in 1994. In March 1997, we changed our name to Commerce One, Inc. and embarked on an aggressive product development effort, which culminated in the release of the BUYSITE and MARKETSITE products in April 1998. In March 1999, we were incorporated under the laws of the state of Delaware. We released subsequent versions of the BUYSITE and MARKETSITE products in November 1998, April 1999 and December 1999.

-------------------------------------------------------------------------------

Source of Revenues

         We generate revenues from multiple sources. License fees are generated from licensing the BUYSITE and MARKETSITE products to end-user organizations, primarily Fortune 1000 enterprises and major international enterprises. Professional service fees are received from BUYSITE and MARKETSITE licensees and their suppliers for enterprise resource planning integration, content aggregation, project management and other related services. Software maintenance revenues are generated from product licensees based on the extent of the service provided. MARKETSITE subscription fees are received from BUYSITE licensees, as well as other customers, for the right to access services in MARKETSITE. Transaction fees are received from suppliers for purchase orders the supplier receives through MARKETSITE. To date, transaction and MARKETSITE subscription fees have been immaterial. However, our revenue growth will depend upon realizing significant transaction and MARKETSITE subscription fees in the future.

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

         We recognize revenues from professional services as the services are provided. If a transaction includes both license and service elements, the license fee is recognized on delivery and acceptance of the software, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not dependent on additional acceptance criteria. In cases where license fee payments are contingent on the acceptance of services, recognition of revenues is deferred for both the license and the service elements until the acceptance criteria are met. Software maintenance revenues and MarketSite subscription fees are recognized ratably over the term of the support contract, typically one year. Transaction fees are recognized as earned.

RECENT EVENTS

Strategic Relationship with General Motors

         In January 2000, we entered into agreements with General Motors to create and operate the GM TradeXchange, an Internet-based trading exchange owned by GM that enables buying and selling over the Internet by GM, its dealers and its suppliers. The agreements governing the GM TradeXchange currently provide that Commerce One and GM will share equally in the net revenues generated by the GM TradeXchange, after the repayment of both parties expenses, for an anticipated ten-year term. The GM TradeXchange agreements also provided for the restructuring of Commerce One into a holding company and the issuance of 28,800,000 shares of common stock to GM. Of these 28,800,000 shares, 14,400,000 shares will be held in escrow until the GM TradeXchange has repaid the accumulated investements by both Commerce One and GM in developing the GM TradeXchange. The shares issued to GM will generally not be freely transferable for three years and would be subject to standstill restrictions that will restrict GM's ability to acquire more than 19.9% of the Company's outstanding stock during the first three years of the relationship or more than 25.0% thereafter. GM is also entitled to certain registration rights with respect to the shares after the initial three year period. The closing of the GM TradeXchange agreements remains subject to certain customary closing conditions, including requisite regulatory clearance, and has been delayed pending the negotiations described below.

         Subsequent to the execution of the GM TradeXchange agreements, Commerce One and GM have entered into negotiations with Ford Motor Company, DaimlerChrysler and Oracle Corporation concerning the possible creation of a broader business-to-business e-commerce exchange for the automotive industry. Such an exchange would integrate or combine the GM TradeXchange with an Internet-based trading exchange being developed by Ford and Oracle Corporation. The parties have not, however,

-------------------------------------------------------------------------------
                                                                        PAGE 8
reached agreement on the specific terms and conditions governing the creation of the exchange, the responsibilities of the parties with respect to the exchange, or the extent to which the parties, including Commerce One, will receive equity in the exchange and share in the revenues of the exchange. In addition, such an agreement would also require antitrust clearance from the Federal Trade Commission or Department of Justice.

         We cannot assure you that the parties will reach an agreement for a broader trading exchange on mutually acceptable terms and conditions or that such an agreement would receive regulatory clearance. Further, if such an agreement is not reached, we cannot assure you that the GM TradeXchange agreements will receive regulatory clearance and close in a timely fashion, or at all. For more information concerning certain risks associated with the GM TradeXchange or a broader exchange for the automotive industry and antitrust concerns, see the Risk Factors section of this Form 10-Q.

Acquisition of Mergent Systems, Inc.

         On January 7, 2000, the Company acquired Mergent Systems, Inc. a company specializing in enabling infomediaries and Global 3000 companies to create, operate, and manage product information systems and aggregated multivendor catalogs for e-commerce. The purchase consideration was approximately $148.4 million consisting of 1,742,190 shares of common stock with a fair value of $122.6 million, assumed options to acquire 219,010 shares of common stock with a fair value of $15.3 million and approximately $10.0 million in cash paid to the Mergent stockholders.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Revenue

         Total revenues for the three months ended March 31, 2000 increased to approximately $35.0 million compared to $2.1 million in the three months ended March 31, 1999. In the three months ended March 31, 2000 two customers accounted for 16% and 12% of our revenue and in the three months ended
March 31, 1999 four customers accounted for 26%, 19%, 18% and 18% of our revenue.


         License revenues for the three months ended March 31, 2000 increased to approximately $27.1 million compared to $1.5 million in the three months ended March 31, 1999. The increase in revenues from license fees resulted from an increase in new customers who purchased and accepted the BUYSITE and MARKETSITE products.

         Service revenues include revenue from professional services, maintenance fees, and to a lesser degree, MarketSite subscription fees, training fees and transaction fees. Services revenues increased to approximately $7.9 million for the three months ended March 31, 2000 compared to $0.6 million for the three months ended March 31, 1999. The increase in service revenues resulted primarily from an increase in consulting services provided at an increased number of customer sites.

Cost of Revenues

-------------------------------------------------------------------------------

         Cost of revenues, consisting of cost of services and costs of license fees, were approximately $11.9 million in the three months ended March 31, 2000 compared to $1.7 million in the three months ended March 31, 1999.

         Cost of services, which primarily consists of consulting, customer support and training costs, were $10.8 million compared to $1.7 million in the three months ended March 31, 2000 and 1999, respectively. The increase in cost of services resulted primarily from an increase in personnel related expenses due to the hiring and training of consulting, support and training personnel in the United States and Europe.

         Cost of license fees for the three months ended March 31, 2000 of $1.1 million consisted of royalties due to third parties related to the use of third party software. Cost of license fees also includes software media and duplication and software documentation costs, although these costs have not been material to date.

Sales and Marketing Expenses

         Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $19.2 million and $4.1 million for the three months ended March 31, 2000 and 1999, respectively. The increase in 2000 was primarily attributable to an overall increase in the number of sales and marketing personnel as well as an increase in marketing related activity. The number of employees engaged in sales and marketing increased to 233 at March 31, 2000 from 62 at March 31, 1999. The increase in 2000 was also attributable to increased commission expense, travel related expense resulting from increased sales activity and allocated overhead expenses. We expect that the dollar amount of sales and marketing expenses will continue to increase due to the planned growth of our sales force, including the establishment of sales offices in additional domestic and international locations, and due to expected additional increases in marketing programs and other promotional activities.

Product Development Expenses

         Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses were approximately $14.2 million and $3.4 million, for the three months ended March 31, 2000 and 1999, respectively. The increase in product development expenses during 2000 was primarily attributable to personnel and consulting related expenses to support development of the BUYSITE and MARKETSITE products and other strategic initiatives. The overall number of employees engaged in product development was 310 at March 31, 2000 and 89 at March 31, 1999. We believe that investments in product development are essential to our future success and expect that the dollar amount of product development expenses will increase in future periods.

General and Administrative Expenses

         General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses were approximately $3.7 million and $0.8 million for the three months ended March 31, 2000 and 1999, respectively. The increase was primarily attributable to an increase in personnel related expenses and additional legal cost associated with our portal joint ventures. The number of employees engaged in general and administrative functions increased to 118 at March 31, 2000 from 15 at March 31, 1999. We expect general and administrative expenses to increase in future periods.

Purchased In-Process Development

         On January 7, 2000, the Company acquired Mergent Systems, Inc., a company specializing in enabling infomediaries and Global 3000 companies to create, operate, and manage product information systems and aggregated multivendor catalogs for e-commerce. The purchase consideration was approximately $148.4 million consisting of 1,742,190 shares of common stock with a fair value of $122.6 million, assumed options to acquire 219,010 shares of common stock with a fair value of $15.3 million and approximately $10.0 million in cash paid to the Mergent stockholders.

-------------------------------------------------------------------------------

         We estimated that approximately $5.1 million of the $148.4 million purchase consideration represented purchased in-process research and development that has not yet reached technological feasibility and has no alternative future use. Accordingly, we charged this amount to operations in the three months ended March 31, 2000. A total of approximately $8.8 million of the purchase consideration was allocated to other intangible assets, including purchased technology ($7.9 million), assembled workforce ($373,000) and tradenames/patents ($555,000) and a total of approximately $133.1 million of the purchase consideration was allocated to goodwill with these amounts being amortized over periods of one to five years.

         Purchased in-process research and development consists of two projects: (1) the development of an enterprise application that enables fast, easy electronic catalog creation, product information management and aggregation for both infomediaries and large corporations who automate their procurement processes and (2) the development of a new feature which will enable users to get unstructured HTML files in a form that can be utilized by the enterprise application. These applications will be integrated into our products. The efforts required to develop the acquired in-process technology include the completion of all planning, designing and testing activities that are necessary to establish that the product or service can be produced to meet its design requirements, including functions, features and technical performance requirements.

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

Amortization of Deferred Stock Compensation

         Amortization of deferred stock compensation totaled approximately $4.2 million and $0.6 million in the three months ended March 31, 2000 and 1999, respectively. The increase in the amortization of deferred stock compensation in the current period is related to a change in the vesting schedule for certain options assumed in the acquisition of CommerceBid and Mergent as well as certain options granted to employees of CommerceBid and Mergent at exercise prices less than the deemed fair market value on the grant date. The deferred stock compensation is being amortized over the vesting period of the related options using a graded vesting method. The vesting period of the options range from three to four years.

Amortization of Goodwill and Other Intangible Assets

         Amortization of goodwill and other intangible assets was $21.9 million for the three months ended March 31, 2000 which was attributable to the amortization of goodwill and other purchased intangible assets resulting from the acquisitions of Veo Systems, Inc. and CommerceBid during 1999 and Mergent Systems during the current period.

         We expect to incur quarterly charges thru January 2004 to amortization of goodwill and other intangible assets of approximately $22.0 million related to these acquisitions. In

-------------------------------------------------------------------------------
the event of future acquisitions, we anticipate the amortization of goodwill and other intangible assets will increase.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically satisfied our cash requirements primarily through issuances of equity securities and lease and debt financing. On July 7, 1999, we closed an initial public offering and concurrent private placement of our common stock which resulted in net proceeds of approximately $92.5 million.

         Net cash used in operating activities totaled approximately $9.5 million for the quarter ended March 31, 2000 as compared to net cash used in operating activities of approximately $6.3 million in the quarter ended March 31, 1999. Cash used in operating activities for the quarters ended March 31, 2000 and 1999 resulted primarily from the net losses in the respective quarters which was partially offset by the amortization of goodwill and other intangible assets associated with the acquisitions of VEO Systems, CommerceBid and Mergent Systems, purchased in-process research and development associated with the acquisition of Mergent Systems and deferred revenue.

         Net cash used in investing activities totaled approximately $41.1 million for the three months ended March 31, 2000 as compared to approximately $0.8 million for the three months ended December 31, 1999. The uses in each period resulted from the acquisition of capital assets, primarily computer and office equipment, as well as the acquisition of Mergent Systems in the current period. We anticipate an increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

         Net cash provided by financing activities totaled approximately $22.9 million for the quarter ended March 31, 2000 as compared to approximately $0.1 million used in financing activities in the quarter ended March 31, 1999. The cash provided in the quarter ended March 31, 2000 resulted primarily from proceeds from the issuance of common stock upon the exercise of employee stock options.

         As of March 31, 2000, our principal sources of liquidity included approximately $97.0 million of cash, cash equivalents and short term investments.

         We believe that our available cash resources together with the net proceeds from our public offering and the concurrent private placement in July 1999 will be sufficient to finance our presently anticipated operating losses and working capital expenditure requirements for at least the next twelve months. Our future liquidity and capital requirements will depend upon numerous factors. The rate of expansion of our operations in response to potential growth opportunities and competitive pressures will affect our capital requirements as will funding of continued net losses and substantial negative cash flows. Additionally, we may need additional capital to fund acquisitions of complementary businesses, products and technologies. Our forecast of the period of time through which its financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of the factors described above. If we require additional capital resources, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

NEW ACCOUNTING PRONOUCEMENTS

         In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle in the quarter ending June 30, 2000. While the Company has not fully assessed the impact of the adoption of SAB 101, it believes that implementation of SAB 101 will not have a material adverse impact on its existing revenue recognition policies or its reported results of operations for fiscal 2000.

RISK FACTORS


-------------------------------------------------------------------------------
                                                                        PAGE 12




Forward-Looking Statements

         This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. These statements also include statements concerning our agreements with General Motors and discussions with other automotive companies concerning the establishment of an electronic exchange for the automotive industry, the establishment of other electronic exchanges, the growth of our business and related matters. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, regulatory delays and issues, competitive pressures, difficulties in growing our business to meet our commitments, technical challenges and those discussed in this "Risk Factors" section and the risks discussed in our other Securities Exchange Commission ("SEC") filings, including our Registration Statement on Form S-1 declared effective on July 1, 1999 by the SEC (File No. 333-76987) and in our Annual Report on Form 10-K filed March 30, 2000 with the SEC.

WE HAVE A LIMITED OPERATING HISTORY, WE HAVE A HISTORY OF LOSSES AND WE EXPECT FUTURE LOSSES.

         We have never been profitable, we expect to incur net losses for the foreseeable future and we may never be profitable. We incurred net losses of $43.6 million and $12.3 million for the three months ended March 31, 2000 and 1999, respectively. As of March 31, 2000, we had an accumulated deficit of $146.2 million.

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

-------------------------------------------------------------------------------

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

         Subsequent to the execution of the GM TradeXchange agreements, Commerce One and GM have entered into negotiations with Ford Motor Company, DaimlerChrysler and Oracle Corporation concerning the possible creation of a broader business-to-business e-commerce exchange for the automotive industry. Such an exchange would integrate or combine the GM TradeXchange with an Internet-based trading exchange being developed by Ford and Oracle Corporation. The parties have not, however, reached agreement on the specific terms and conditions governing the creation of the exchange, the responsibilities of the parties with respect to the exchange, or the extent to which the parties, including Commerce One, will receive equity in the exchange and share in the revenues of the exchange. In addition, such an agreement would also require antitrust clearance from The Federal Trade Commission or Department of Justice.

         The foregoing statements and the other statements in this Form 10-Q concerning the potential development and launch of the GM TradeXchange or of a broader trading exchange for the automotive industry are forward-looking statements that are subject to risks and uncertainties. We cannot assure you that the parties will reach an agreement for a broader trading exchange on mutually acceptable terms and conditions or that such an agreement would receive regulatory clearance. Further, if such an agreement is not reached, we cannot assure you that the GM TradeXchange agreements will receive regulatory clearance and close in a timely fashion, or at all.

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

         Because there are relatively low barriers to entry in the electronic commerce market, competition from other established and emerging companies may develop in the future. In addition, our customers and partners may become competitors in the

-------------------------------------------------------------------------------
future. Certain of our competitors may be able to negotiate alliances with strategic partners on more favorable terms than we are able to negotiate.
Many of our competitors may also have well-established relationships with our existing and prospective customers. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and decrease or loss of our market share, any of which could harm our business, operating results or financial condition. Some of our competitors are Ariba, Intelisys, i2, Oracle and iPlanet. In addition, certain of our competitors have announced plans to jointly offer business-to-business electronic commerce solutions to potential customers. These joint efforts could intensify the competitive pressure in our market.

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

SIGNIFICANT ANTITRUST SCRUTINY OR ACTION WITH RESPECT TO BUSINESS-TO-BUSINESS E-COMMERCE EXCHANGES MAY ADVERSELY AFFECT OUR REVENUES

         We generate almost all of our revenues from licensing our MarketSite and BuySite software to companies that establish, develop, operate or participate in business-to-business e-commerce exchanges, as well as from providing services in connection with these exchanges and, potentially, from sharing in transaction fees generated in these exchanges. Recently, it has been reported that the Federal Trade Commission, the Department of Justice and other government agencies and bodies are considering whether these exchanges violate federal, state or other antitrust laws. Federal, state or foreign antitrust scrutiny and action with respect to these exchanges, or the perception that such action may be taken, may delay the creation, launch and scope of many of these exchanges. Our revenues may be adversely affected as a result.

CURRENT AND FUTURE ACQUISITIONS MAY ADVERSELY AFFECT OUR BUSINESS

         As part of our business strategy, we have made and expect to continue to make acquisitions of businesses that offer complementary products, services and technologies. In January 2000, we acquired Mergent Systems, Inc., a developer of distributed product information management systems for business-to-business portals. Our acquisitions are and will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the possibility that we pay much more than the acquired business is worth, the difficulty of integrating the operations and personnel of the acquired business into ours, the potential product liability associated with the sale of the acquired business' products, the potential disruption of our ongoing business, the distraction of management from our business, the inability of management to maximize our financial and strategic position, and the impairment of relationships with employees and customers.
We have limited experience acquiring businesses, and we cannot assure you that we will identify appropriate targets, will acquire such businesses on favorable terms, or will be able to integrate such organizations into our business successfully. Further, the financial consequences of our acquisitions and investments may include potentially dilutive issuances of equity securities, one-time write-offs, amortization expenses related to goodwill and other intangible assets and the incurrence of contingent liabilities. These risks could have a material adverse effect on our business, financial condition and results of operations.

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

WE MAY NOT BE ABLE TO HIRE AND RETAIN SUFFICIENT SALES, MARKETING, TECHNICAL AND SERVICES PERSONNEL THAT WE NEED TO SUCCEED BECAUSE THESE PERSONNEL ARE LIMITED IN NUMBER AND IN HIGH DEMAND.

         If we fail to hire and retain sufficient numbers of sales, marketing and technical personnel, our business, operating results and financial condition would be harmed. Competition for qualified sales, marketing, technical and services personnel is intense as these personnel are in limited supply, and we might not be able to hire and retain sufficient numbers of such personnel to grow our business. We need to significantly increase our technical and services staff to support the growth of our business and our increasing commitments to our customers. We also need to substantially expand our sales operations and marketing efforts, both domestically and internationally, in order to increase market awareness and sales of our BUYSITE and MARKETSITE PORTAL SOLUTION and the related services we offer. In addition, our competitors have in the past attempted to hire our employees away from us. We expect that they will continue to attempt to do so in the future.

-------------------------------------------------------------------------------

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN OUR BUSINESS IN RECENT PERIODS AND FAILURE TO MANAGE OUR GROWTH COULD STRAIN OUR MANAGEMENT AND OTHER RESOURCES.

         Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Future expansion efforts could be expensive and put a strain on our management and resources. We have increased, and plan to continue to increase, the scope of our operations at a rapid rate. Our headcount has grown and will continue to grow substantially. At March 31, 2000, we had a total of 936 employees, and at March 31, 1999, we had a total of 209 employees. In addition, we expect to hire a significant number of new employees in the near future. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. We can not assure you that we will be able to do this effectively.

OUR CUSTOMER BASE IS CONCENTRATED AND OUR SUCCESS DEPENDS IN PART ON OUR ABILITY TO RETAIN EXISTING CUSTOMERS.

         During the three months ended March 31, 2000, Endesa Marketplace, S.A. accounted for 16% and Portugal Telecom accounted for 12% of our total revenues. If one or more of our major customers were to substantially reduce or stop their use of our products or services, our business, operating results and financial condition would be harmed. We do not have long-term contractual commitments from any of our current customers and our customers may terminate their contracts with us with little or no advance notice and without significant penalty to them. As a result, we cannot assure you that any of our current customers will be customers in future periods. A customer termination would not only result in lost revenue, but also the loss of customer references that are necessary for securing future customers.

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

-------------------------------------------------------------------------------

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

         If the market for our products and services fails to develop and grow or we fail to gain acceptance in this market, such failure would harm our business, operating results and financial condition. Our market is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements. To be successful, we must adapt to our rapidly changing market by continually improving the performance, features and reliability of our products and services or else our products and services may become obsolete. We also could incur substantial costs to modify our products, services or infrastructure in order to adapt to these changes. Our business, operating results and financial condition

-------------------------------------------------------------------------------
could be harmed if we incur significant costs without adequate results, or find ourselves unable to adapt rapidly to these changes.

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

CONTINUED ADOPTION OF THE INTERNET AS A METHOD OF CONDUCTING BUSINESS IS NECESSARY FOR OUR FUTURE GROWTH.

         The market for Internet-based, business-to-business electronic commerce products is relatively new and is evolving rapidly. Our future revenues and any future profits depend upon the widespread acceptance and use of the Internet as an effective medium of business-to-business commerce, particularly as a medium to perform indirect goods procurement and fulfillment functions. The failure of the Internet to continue to develop as a commercial or business medium or of significant numbers of buyers and suppliers of indirect goods to conduct business-to-business commerce on the Internet would harm our business, operating results and financial condition. The acceptance and use of the Internet for business-to-business commerce could be limited by a number of factors, such as the growth and use of the Internet

-------------------------------------------------------------------------------
in general, the relative ease of conducting business on the Internet, the efficiencies and improvements that conducting commerce on the Internet provides, concerns about transaction security and taxation of transactions on the Internet.

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

-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

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

WE DO NOT HAVE A DISASTER RECOVERY PLAN OR BACK-UP SYSTEMS, AND A DISASTER COULD SEVERELY DAMAGE OUR OPERATIONS.

         We currently do not have a disaster recovery plan in effect and do not have fully redundant systems for our service at an alternate site. A disaster could severely harm our business because our service could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems in our principal facilities in Pleasanton, California, Santa Clara, California and Mountain View, California, which exist on or near known earthquake fault zones. We will depend on third parties to host most of our MarketSite marketplaces. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events.

OUR PUBLICATION OF INACCURATE CATALOG CONTENT DATA COULD CAUSE THE LOSS OF CUSTOMERS AND EXPOSE US TO LEGAL LIABILITY.

-------------------------------------------------------------------------------

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

         Since our inception, cash used in our operations has substantially exceeded cash received from our operations, and we expect this trend to continue for at least the next two years. We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. The estimate of the time period in which our cash resources will be sufficient to meet our working capital and capital expenditure needs is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated in the forward-looking statement as a result of a number of factors so that we cannot assure you that such resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. Factors that may vary significantly affect whether our cash resources are sufficient to meet our needs for the period indicated include our expectation that we will continue to incur net losses and our continuing incurrence of substantial negative cash flow. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or services, fund our continued operations, or otherwise respond to unanticipated competitive pressures. We cannot assure you that any additional financing we may need will be available on terms favorable to us, if at all.

INTERNET RELATED STOCK PRICES ARE ESPECIALLY VOLATILE AND THIS VOLATILITY MAY DEPRESS OUR STOCK PRICE.

         The stock market and specifically the stock prices of Internet related companies have been very volatile. This volatility is often not related to the operating performance of the companies. This broad market volatility and industry volatility may reduce the price of our common stock, without regard to our operating performance. Due to this volatility, the market price of our common stock could significantly decrease at any time.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

MARKET RISK

-------------------------------------------------------------------------------

         The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Risk Factors" on page 13.

INTEREST RATE RISK

         At March 31, 2000, we had cash, cash equivalents and short term investments of approximately $97.0 million, compared to $7.8 million at March 31, 1999, which consist of cash and highly liquid investments. These investments may be subject to interest rate risk and will decrease in value if market interest rates decrease. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at March 31, 2000 would cause the fair market value of our cash and cash equivalents to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

FOREIGN CURRENCY EXCHANGE RATE RISK

         Substantially all of our revenues recognized to date have been denominated in U.S. dollars, a significant portion of which has been realized outside of the United States. To the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future.

EQUITY PRICE RISK

         We do not own any significant equity investments. Therefore, we believe we are not currently exposed to any direct equity price risk.

PART II

OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 7, 2000, we completed the acquisition of Mergent Systems, Inc. and issued 1,742,190 shares of our common stock to Mergent Systems, Inc's former stockholders. The issuance was exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended, because of the limited number of Mergent Systems, Inc., stockholders, the sophistication or accreditation of the stockholders and the manner in which the transaction was conducted. In addition, we assumed 2,420,000 Mergent options to purchase 219,010 shares of our common stock (based on the exchange ratio).

On November 24, 1999, we completed the acquisition of CommerceBid.com, Inc., and issued 4,578,438 shares of our common stock to CommerceBid.com, Inc's former stockholders. The issuance was exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended, because of the limited number of CommerceBid.com, Inc., stockholders, the sophistication or accreditation of the stockholders and the manner in which the transaction was conducted. In addition, we assumed 71,909,424 CommerceBid options to purchase 4,714,242 shares of our common stock (based on the exchange ratio).

On March 17, 2000, we issued a warrant to Andersen Consulting LLP to purchase up to 200,000 shares of our common stock at an exercise price of $110.92 per share. These warrants vest and become exercisable only upon Andersen Consulting LLP's achievement of certain performance milestones as described in the applicable Statement of Work to the Joint Development Agreement with Andersen Consulting LLP. These milestones will not be met until the second quarter of 2000 at the earliest. If not exercised before March 17, 2005 the warrants shall expire on March 17, 2005.

-------------------------------------------------------------------------------

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         The following reports where filed on Form 8-K during the three months ended March 31, 2000:


FORM           FILING DATE               EVENT REPORTED
----           -----------               --------------
8-K            January 20, 2000          Agreement and Plan of Reorganization,
                                         dated December 23, 1999, by and among
                                         Commerce One, Inc., Gavel Acquisition
                                         Corporation, Mergent Systems, Inc,
                                         and other related parties.

8-K/A          January 25, 2000          Amendment No. 1 to the Agreement and Plan
                                         of Merger and Reorganization, dated as of
                                         November 4, 1999, by and among Commerce
                                         One, Inc., Eddie Acquisition Corporation,
                                         CommerceBid.com, Inc., and other related
                                         parties.  Such amendment contains the
                                         audited financial statements of CommerceBid.com,
                                         Inc. for the period from March 1, 1999 through
                                         October 31, 1999 and pro forma combined
                                         financial information for Commerce One, Inc.
                                         and CommerceBid.com, Inc.

8-K            February 2, 2000          A report regarding the finalization of the details of
                                         the strategic business relationship between General
                                         Motors Corporation and Commerce One, Inc.,
                                         relating to an internet-based trading exchange owned
                                         by GM that enables buying and selling over the Internet
                                         by GM, its dealers and its suppliers.

8-K/A          March 22, 2000            Amendment No. 1 to the Agreement and Plan of
                                         Reorganization dated December 23, 1999, by and
                                         among Commerce One, Inc., Gavel Acquisition
                                         Corporation, Mergent Systems, Inc. and other related
                                         parties.  Such amendment contained the audited
                                         financial statements of Mergent Systems, Inc. for the
                                         two years ended December 31, 1999 and pro forma
                                         combined financial information for Commerce
                                         One, Inc. and Mergent Systems, Inc.

8-K/A/A        March 23, 2000            Amendment No. 2 to Agreement and Plan of
                                         Reorganization dated December 23, 1999, by and
                                         among Commerce One, Inc., Gavel Acquisition
                                         Corporation, Mergent Systems, Inc. and other related
                                         parties.  Such amendment contained the audited
                                         financial statements of Mergent Systems, Inc. for the
                                         two years ended December 31, 1999 and pro forma
                                         combined financial information for Commerce
                                         One, Inc. and Mergent Systems, Inc.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COMMERCE ONE, INC.

Dated:            May 15, 2000               /s/ Peter F. Pervere
                                             ---------------------------------
                                             Peter F. Pervere
                                             Senior Vice President and Chief
                                             Financial Officer (Principal
                                             Financial Officer)

Dated:            May 15, 2000               /s/ Mark B. Hoffman
                                             ---------------------------------
                                             Mark B. Hoffman
                                             Chief Executive Officer and
                                             Chairman of the Board (Principal
                                             Executive Officer)

-------------------------------------------------------------------------------
                                                                        PAGE 24