Form 10-Q
period 2000-06-30
COMMERCE ONE INC
filed 2000-08-14
CIK 1069450

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

As of August 4, 2000, there were 162,002,048 shares of the registrant's Common Stock outstanding.

                               COMMERCE ONE, INC.
                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX

                                                                                        PAGE
                                                                                        NUMBER
                                                                                        ------
PART I            FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 2000
         and December 31, 1999                                                            3

         Condensed Consolidated Statements of Operations for the three and six
         month periods ended June 30, 2000 and 1999                                       4

         Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 2000 and 1999                                              5

         Notes to Condensed Consolidated Financial Statements                             6

Item 2.           Management's Discussion and Analysis of Financial Conditions
                  and Results of Operations Risk Factors                                  8

Item 3.           Quantitative and Qualitative Disclosures of Market Risk                27

PART II           OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds                              27

Item 4.           Submission of Matters to a Vote of Security Holders                    27

Item 6.           Exhibits and Reports on Form 8-K                                       28

                  Signatures                                                             28

PART I            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                               Commerce One, Inc.
                      Condensed Consolidated Balance Sheet
                        (In thousands, unaudited)

                                                                                 June 30,        December 31,
                                                                                   2000              1999
                                                                                   ----              ----
                                              ASSETS

Current assets:
     Cash and cash equivalents                                                    $ 204,290          $ 51,792
     Short term investments                                                          40,535            72,814
     Accounts receivable, net                                                        48,090            15,845
     Prepaid expenses and other current assets                                       10,801             4,656
                                                                                  ---------          --------
Total current assets                                                                303,716           145,107

Property and equipment, net                                                          38,205            11,892
Goodwill and other intangible assets, net                                           325,139           227,611
Investments and other assets                                                          9,750                --
                                                                                  ---------         ---------
Total assets                                                                      $ 676,810         $ 384,610
                                                                                  =========         =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                              $ 12,442           $ 6,885
     Accrued compensation and related expenses                                       14,925             3,972
     Current portion of capital lease obligations                                        57               274
     Current portion of notes payable                                                   373               411
     Deferred revenue                                                                62,293            40,414
     Other current liabilities                                                       24,278            15,671
                                                                                  ---------         ---------
Total current liabilities                                                           114,368            67,627

Notes payable                                                                           104               262

Stockholders equity:
     Common stock, $0.0001, 250,000 shares authorized; 161,089 and
      149,936 issued and outstanding at June 30, 2000 and
      December 31, 1999, respectively                                               767,268           423,839
     Deferred stock compensation                                                    (15,107)           (4,110)
     Accumulated deficit                                                           (189,348)         (102,556)
     Accumulated other comprehensive loss                                              (475)             (452)
                                                                                  ---------         ---------
Total stockholders' equity                                                          562,338           316,721
                                                                                  ---------         ---------

Total liabilities and stockholders' equity                                        $ 676,810         $ 384,610
                                                                                  =========         =========


            See notes to condensed consolidated financial statements.

                               Commerce One, Inc.
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (unaudited)

                                                                 Three months ended June 30,   Six months ended June 30,
                                                                     2000          1999           2000           1999
                                                                     ----          ----           ----           ----
Revenues:
     License fees                                                 $  40,953     $   2,270       $  68,074     $    3,726
     Services                                                        21,751         1,932          29,639          2,580
                                                                  ---------     ---------       ---------     ----------
Total revenues                                                       62,704         4,202          97,713          6,306

Costs and expenses:
     Cost of license fees                                               973            --           2,072             --
     Cost of services                                                20,327         3,096          31,143          4,764
     Sales and marketing                                             31,230         6,319          50,434         10,397
     Product development                                             20,769         3,609          34,923          6,971
     General and administrative                                       5,628           923           9,314          1,750
     Purchased in-process research and development                       --            --           5,142          3,037
     Amortization of deferred stock compensation                      4,127           663           8,326          1,247
     Amortization of goodwill and other intangible
      assets                                                         22,509         1,049          44,404          1,924
                                                                  ---------     ---------       ---------     ----------
Total costs and expenses                                            105,563        15,659         185,758         30,090
                                                                  ---------     ---------       ---------     ----------

Loss from operations                                                (42,859)      (11,457)        (88,045)       (23,784)

Interest income, net                                                  1,182           217           2,723            233
                                                                  ---------     ---------       ---------     ----------

Loss before income taxes                                            (41,677)      (11,240)        (85,322)       (23,551)

Provision for income taxes                                            1,470           586           1,470            586
                                                                  ---------     ---------       ---------     ----------

Net loss                                                          $ (43,147)     $(11,826)       $(86,792)      $(24,137)
                                                                  =========     =========       =========     ==========

Basic and diluted net loss per share                              $   (0.28)     $  (0.11)      $   (0.57)      $  (0.26)
                                                                  =========     =========       =========     ==========

Shares used in calculation of basic and                             155,064       103,410         153,250         94,314
 diluted net loss per share                                       =========     =========       =========     ==========


            See notes to condensed consolidated financial statements.

                               Commerce One, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                  Six months ended
                                                                                      June 30,
                                                                                  2000           1999
                                                                                  ----           ----
Operating activities:
Net loss                                                                       $  (86,792)     $  (24,137)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                                  3,962            902
     Purchased in-process research and development                                  5,142          3,037
     Amortization of deferred stock compensation                                    8,323          1,247
     Amortization of goodwill and other intangible assets                          44,369          1,924
     Changes in operating assets and liabilities:
        Accounts receivable                                                       (32,245)        (1,048)
        Prepaid expenses and other current assets                                  (6,052)        (2,128)
        Accounts payable                                                            5,429          1,833
        Accrued compensation and related expenses                                  10,953            453
        Other current liabilities                                                   8,420            495
        Deferred revenue                                                           21,879         13,819
                                                                               ----------     ----------
Net cash used in operating activities                                             (16,612)        (3,603)

Investing activities:
     Purchase of property and equipment                                           (30,088)        (2,352)
     Proceeds from the maturity of short term investments                          32,339             --
     Business combinations, net of cash acquired                                  (28,391)           (42)
     Other investments                                                             (9,750)            --
                                                                               ----------     ----------
Net cash used in investing activities                                             (35,890)        (2,394)

Financing activities:
     Advances for purchase of common stock                                             --          5,000
     Proceeds from issuance of preferred stock, net                                    --         27,774
     Proceeds from issuance of common stock, net                                  205,500          1,142
     Payments on notes payable                                                       (196)          (405)
     Payments on capital lease obligations                                           (221)          (261)
                                                                               ----------     ----------
Net cash provided by financing activities                                         205,083         33,250

Effect of foreign currency translation on cash and cash
  equivalents                                                                         (83)           (45)
                                                                               ----------     ----------

Increase in cash and cash equivalents                                             152,498         27,208

Cash and cash equivalents at the beginning of period                               51,792         15,138
                                                                               ----------     ----------

Cash and cash equivalents at the end of period                                 $  204,290     $   42,346
                                                                               ==========     ==========

Supplemental disclosures:
     Interest paid                                                             $       79     $      229
                                                                               ==========     ==========

Noncash investing and financing activities:
     Deferred compensation related to stock option grants                      $    8,326     $    1,982
                                                                               ==========     ==========
     Conversion of borrowings under bank line of credit to
       notes payable                                                           $       --     $      750
                                                                               ==========     ==========
     Issuance of preferred stock, common stock and
       assumption of stock options in connection with
       business combinations                                                   $  137,929     $   21,151
                                                                               ==========     ==========


            See notes to condensed consolidated financial statements.

                               COMMERCE ONE, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000.

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

         The calculation of historical and pro forma basic and diluted net loss per share is as follows (in thousands, except per share amounts):

                                                             Three months ended           Six months ended
                                                                   June 30,                  June 30,
                                                             2000          1999          2000          1999
                                                             ----          ----          ----          ----
Historical:
     Net loss                                              $ (43,147)     $(11,826)     $(86,792)     $(24,137)
     Preferred stock accretion                                    --          (291)           --          (469)
                                                           ---------     ---------     ---------     ---------
     Loss applicable to common stockholders                $ (43,147)     $(12,117)     $(86,792)     $(24,606)
                                                           =========     =========     =========     =========

     Weighted average shares of common
       stock outstanding                                     156,905        34,752       155,206        32,406
     Less:  Weighted average shares subject
       to repurchase                                          (1,841)       (2,004)       (1,956)       (1,806)
                                                           ---------     ---------     ---------     ---------
     Weighted average shares of common
       stock outstanding used in computing
       basic and diluted net loss per share                  155,064        32,748       153,250        30,600
                                                           =========     =========     =========     =========

     Basic and diluted net loss per share                  $   (0.28)     $  (0.37)     $  (0.57)     $  (0.80)
                                                           =========     =========     =========     =========


Pro forma:
     Net loss                                              $ (43,147)     $(11,826)     $(86,792)     $(24,137)
                                                           =========     =========     =========     =========
     Weighted average shares used in
       computing basic and diluted net loss
       per share (from above)                                155,064        32,748       153,250        30,600
     Adjustment to reflect the effect of
       the assumed conversion of preferred
       stock from the date of issuance                            --        70,662            --        63,714
                                                           ---------     ---------     ---------     ---------
     Weighted average shares used in
       computing pro forma basic and
       diluted net loss per share                            155,064       103,410       153,250        94,314
                                                           =========     =========     =========     =========
     Pro forma basic and diluted net loss
       per share                                           $   (0.28)     $  (0.11)     $  (0.57)     $  (0.26)
                                                           =========     =========     =========     =========


3.       STOCKHOLDERS' EQUITY

Stock Split

         On March 13, 2000, the Board of Directors approved a two-for-one stock split of common stock. The stock split was effected as a stock dividend for stockholders of record as of March 24, 2000. All common share and per share information included in the accompanying financial statements has been restated to give effect to the stock split which was effective April 19, 2000.

4.       COMPREHENSIVE INCOME (LOSS)

         Financial Accounting Standards Board (SFAS) No. 130 "Reporting Comprehensive Income", establishes standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income". "Other Comprehensive Income" refers to revenues, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three months ended and six months ended June 30, 2000 and 1999 were as follows (in thousands):

                                                           Three months ended            Six months ended
                                                                 June 30,                   June 30,
                                                            2000          1999          2000          1999
Net loss                                                  $ (43,147)     $(11,826)     $(86,792)     $(24,137)
Unrealized gain (loss) on investments                            (9)           --            11            --
Foreign currency translation adjustment                          90           (37)          (34)          (45)
                                                          ---------     ---------     ---------     ---------
Comprehensive loss                                         $(43,066)     $(11,863)     $(86,815)     $(24,182)


5.     ACQUISITIONS

         On June 20, 2000, Commerce One agreed to acquire publicly traded AppNet, Inc. (APNT), a premier provider of end-to-end Internet professional services. The acquisition will be structured as a tax-free, stock-for-stock exchange and will be accounted for as a purchase transaction. The estimated purchase consideration is approximately $1.648 billion consisting of 27,198,000 shares of common stock with a fair value of $1.266 billion and assumed options to acquire 7,300,000 shares of common stock with a fair value of $367.1 million. Commerce One may also be required to issue an additional 274,000 shares of common stock in connection with contingent consideration obligations from previous acquisitions by AppNet.

         A total of approximately $45.7 million of the purchase consideration will be allocated to other intangible assets, including assembled workforce ($28.0 million), customer contracts and backlog ($11.9 million), internal proprietary software ($3.5 million), covenant not-to-compete ($2.3 million) and a total of approximately $1.445 billion of the purchase consideration will be allocated to goodwill with these amounts being amortized over periods of one to three years.

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

         We estimated that approximately $5.1 million of the $148.4 million purchase consideration represented purchased in-process research and development that has not yet reached technological feasibility and has no alternative future use. Accordingly, this amount was charged to operations in the three months ended March 31, 2000. A total of approximately $8.8 million of the purchase consideration was allocated to other intangible assets, including purchased technology ($7.9 million), assembled workforce ($373,000) and tradenames/patent ($555,000) and a total of approximately $133.1 million of the purchase consideration was allocated to goodwill with these amounts being amortized over periods of one to five years.

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

Source of Revenues

         We generate revenues from multiple sources. License fees are generated from licensing the BUYSITE, MARKETSITE, auction and content management products to end-user organizations, primarily Fortune 1000 enterprises and major international enterprises. Professional service fees are received from BUYSITE and MARKETSITE licensees and their suppliers for enterprise resource planning system integration, content aggregation, project management and other related services. Training revenues are generated from providing in-house and on-site training to customers who have licensed Commerce One products. Software maintenance revenues are generated from product licensees based on an annual amount. Network services revenues are generated from MARKETSITE subscription fees, hosting services fees, auction fees, marketplace transaction fees and revenue sharing from partners who generate revenue from their marketplaces deployed on the Commerce One products. MARKETSITE subscription fees are received from BUYSITE licensees, as well as other customers, for the right to access services built on the MARKETSITE software platform. Auction fees are received from customers who conduct auctions utilizing Commerce One's auction services. Hosting services fees are received for Commerce One hosting the BUYSITE and/or the MARKETSITE products that are licensed to certain customers. Revenue sharing is received from partners who have licensed the BUYSITE, MARKETSITE and/or auction products and share a portion of revenues generated with Commerce One. These amounts are typically based on a percentage of gross revenues earned by the partner through leveraging the Commerce One solution. Transaction fees are received from suppliers for purchase orders the supplier receives through MARKETSITE. To date, transaction fees have been immaterial. However, our revenue growth will depend upon realizing significant network services revenue, either through services we provide directly to our customers or through revenue sharing with our partners.

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

RECENT EVENTS

Strategic Relationship with SAP AG

       On June 14, 2000, we entered into agreements with SAP AG to jointly develop and deliver the next-generation e-business marketplace solution for the Internet economy. The agreements provide that technology and applications will be provided by SAP and then delivered by Commerce One, SAP and SAPMarkets through joint development, sales and marketing, beginning immediately. In connection with those agreements, we agreed to sell up to $250 million worth of our common stock to SAP. Upon the signing of the agreements, we issued 3,851,233 shares of our common stock to SAP for an aggregate purchase price of $175 million. We have agreed that in the event that we and SAP enter into a definitive strategic alliance agreement, and if certain other conditions are met, then we will sell an additional $75 million of our common stock to SAP at a purchase price equal to the average closing price of our common stock as reported on The Nasdaq Stock Market for the 29 trading day period prior to such sale.

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

Acquisition of AppNet, Inc.

         On June 20, 2000, Commerce One agreed to acquire publicly traded AppNet, Inc., a premier provider of end-to-end Internet professional services. The acquisition will be structured as a tax-free, stock-for-stock exchange, and will be accounted for as a purchase transaction. Commerce One will issue 0.8 shares of registered common stock for each outstanding share of AppNet and will assume all outstanding stock options and other rights to acquire AppNet common stock. The transaction is scheduled to close during the third quarter of 2000. For more information concerning certain risks associated with the AppNet acquisition, see the Risk Factors section of this Form 10-Q.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenue

       Total revenues for the three months ended June 30, 2000, increased to approximately $62.7 million compared to $4.2 million in the three months ended June 30, 1999. In the three months ended June 30, 2000, no customers accounted for more than 10% of our revenue and in the three months ended June 30, 1999, four customers accounted for 27%, 12%, 12% and 11% of our revenue.

       License revenues for the three months ended June 30, 2000, increased to approximately $41.0 million compared to $2.3 million in the three months ended June 30, 1999. The increase in revenues from license fees resulted from an increase in new customers who purchased and accepted the BUYSITE and MARKETSITE products.

       Services revenues include revenue from professional services, network services, maintenance fees, and/or training fees. Services revenues increased to approximately $21.7 million for the three months ended June 30, 2000, compared to $1.9 million for the three months ended June 30, 1999. The increase in services revenues resulted from an increase in consulting services provided at an increased number of customer sites as well as an increase in network services revenue--principally revenue generated from the use of the auction product and subscription fees.

Cost of Revenues

         Cost of revenues, consisting of cost of services and costs of license fees, were approximately $21.3 million in the three months ended June 30, 2000, compared to $3.1 million in the three months ended June 30, 1999.

       Cost of services, which primarily consists of consulting, customer support and training costs, were $20.3 million compared to $3.1 million in the three months ended June 30, 2000 and 1999, respectively. The increase in cost of services resulted primarily from an increase in personnel related expenses due to the hiring and training of consulting, support and training personnel in the United States, Europe and Asia Pacific.

       Cost of license fees for the three months ended June 30, 2000, of $1.0 million consisted of royalties due to third parties related to the use of third party software. Cost of license fees also includes software media and duplication and software documentation costs, although these costs have not been material to date.

Sales and Marketing Expenses

       Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $31.2 million and $6.3 million for the three months ended June 30, 2000 and 1999, respectively. The increase in 2000 was primarily attributable to an overall increase in the number of sales and marketing personnel as well as an increase in marketing related activity. The number of employees engaged in sales and marketing increased to 331 at June 30, 2000 from 110 at June 30, 1999. The increase in 2000 was also attributable to increased commission expense, travel related expense resulting from increased sales activity and allocated overhead expenses. We expect that the dollar amount of sales and marketing expenses will continue to increase due to the planned growth of our sales force, including the establishment of sales offices in additional domestic and international locations, and due to expected additional increases in marketing programs and other promotional activities.

Product Development Expenses

       Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses were approximately $20.8 million and $3.6 million, for the three months ended June 30, 2000 and 1999, respectively. The increase in product development expenses during 2000 was primarily attributable to personnel and consulting related expenses to support development of the BUYSITE and MARKETSITE products and other strategic initiatives. The overall number of employees engaged in product development was 391 at June 30, 2000 and 119 at June 30, 1999. We believe that investments in product development are essential to our future success and expect that the dollar amount of product development expenses will increase in future periods.

General and Administrative Expenses

       General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses were approximately $5.6 million and $0.9 million for the three months ended June 30, 2000 and 1999, respectively. The increase was primarily attributable to an increase in personnel related expenses and additional legal cost associated with our portal joint ventures. The number of employees engaged in general and administrative functions increased to 183 at June 30, 2000 from 25 at June 30, 1999. We expect general and administrative expenses to increase in future periods.

Amortization of Deferred Stock Compensation

       Amortization of deferred stock compensation totaled approximately $4.1 million and $0.6 million in the three months ended June 30, 2000 and 1999, respectively. The increase in the amortization of deferred stock compensation in the current period is related to the vesting schedule for certain options assumed in the acquisitions of CommerceBid and Mergent as well as certain options granted to employees of CommerceBid and Mergent at exercise prices less than the deemed fair market value on the grant date. The deferred stock compensation is being amortized over the vesting period of the related options using a graded vesting method. The vesting period of the options range from three to four years.

Amortization of Goodwill and Other Intangible Assets

       Amortization of goodwill and other intangible assets was $22.5 million for the three months ended June 30, 2000 which was attributable to the amortization of goodwill and other purchased intangible assets resulting from the acquisitions of Veo Systems, Inc. and CommerceBid during 1999 and Mergent Systems in January 2000.

       We expect to incur quarterly charges through January 2004 to amortization of goodwill and other intangible assets, from Veo Systems, Inc., Commerce Bid and Mergent Systems, of approximately $22.0 million related to these acquisitions. In the event of future acquisitions, we anticipate the amortization of goodwill and other intangible assets will increase.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenue

       Total revenues for the six months ended June 30, 2000, increased to approximately $97.7 million compared to $6.3 million in the six months ended June 30, 1999. In the six months ended June 30, 2000, no customers accounted for more than 10% of our revenue and in the six months ended June 30, 1999, three customers accounted for 24%, 11% and 11% of our revenue.

       License revenues for the six months ended June 30, 2000, increased to approximately $68.1 million compared to $3.7 million in the six months ended June 30, 1999. The increase in revenues from license fees resulted from an increase in new customers who purchased and accepted the BUYSITE and MARKETSITE products.

       Services revenues include revenue from professional services, network services, maintenance fees and training fees. Services revenues increased to approximately $29.6 million for the six months ended June 30, 2000, compared to $2.6 million for the six months ended June 30, 1999. The increase in services revenues resulted from an increase in consulting services provided at an increased number of customer sites as well as an increase in network services revenue--principally revenue generated from the use of the auction product and subscription fees.

Cost of Revenues

         Cost of revenues, consisting of cost of services and costs of license fees, were approximately $33.2 million in the six months ended June 30, 2000, compared to $4.8 million in the six months ended June 30, 1999.

       Cost of services, which primarily consists of consulting, customer support and training costs, were $31.1 million compared to $4.8 million in the six months ended June 30, 2000 and 1999, respectively. The increase in cost of services resulted primarily from an increase in personnel related expenses due to the hiring and training of consulting, support and training personnel in the United States, Europe and Asia Pacific.

       Cost of license fees for the six months ended June 30, 2000, of $2.1 million consisted of royalties due to third parties related to the use of third party software. Cost of license fees also includes software media and duplication and software documentation costs, although these costs have not been material to date.

Sales and Marketing Expenses

       Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $50.4 million and $10.4 million for the six months ended June 30, 2000 and 1999, respectively. The increase in 2000 was primarily attributable to an overall increase in the number of sales and marketing personnel as well as an increase in marketing related activity. The number of employees engaged in sales and marketing increased to 331 at June
30, 2000 from 110 at June 30, 1999. The increase in 2000 was also attributable to increased commission expense, travel related expense resulting from increased sales activity and allocated overhead expenses. We expect that the dollar amount of sales and marketing expenses will continue to increase due to the planned growth of our sales force, including the establishment of sales offices in additional domestic and international locations, and due to expected additional increases in marketing programs and other promotional activities.

Product Development Expenses

       Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses were approximately $34.9 million and $7.0 million, for the six months ended June 30, 2000 and 1999, respectively. The increase in product development expenses during 2000 was primarily attributable to personnel and consulting related expenses to support development of the BUYSITE and MARKETSITE products and other strategic initiatives. The overall number of employees engaged in product development was 391 at June 30, 2000 and 119 at June 30, 1999. We believe that investments in product development are essential to our future success and expect that the dollar amount of product development expenses will increase in future periods.

General and Administrative Expenses

       General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses were approximately $9.3 million and $1.8 million for the six months ended June 30, 2000 and 1999, respectively. The increase was primarily attributable to an increase in personnel related expenses and additional legal cost associated with our portal joint ventures. The number of employees engaged in general and administrative functions increased to 183 at June 30, 2000 from 25 at June 30, 1999. We expect general and administrative expenses to increase in future periods.

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

         We estimated that approximately $5.1 million of the $148.4 million purchase consideration represented purchased in-process research and development that has not yet reached technological feasibility and has no alternative future use. Accordingly, we charged this amount to operations in the six months ended June 30, 2000. A total of approximately $8.8 million of the purchase consideration was allocated to other intangible assets, including purchased technology ($7.9 million), assembled workforce ($373,000) and tradenames/patents ($555,000) and a total of approximately $133.1 million of the purchase consideration was allocated to goodwill with these amounts being amortized over periods of one to five years.

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

Amortization of Deferred Stock Compensation

       Amortization of deferred stock compensation totaled approximately $8.3 million and $1.2 million in the six months ended June 30, 2000 and 1999, respectively. The increase in the amortization of deferred stock compensation in 2000 is related to the vesting schedule for certain options assumed in the acquisitions of CommerceBid and Mergent as well as certain options granted to employees of CommerceBid and Mergent at exercise prices less than the deemed fair market value on the grant date. The deferred stock compensation is being amortized over the vesting period of the related options using a graded vesting method. The vesting period of the options range from three to four years.

Amortization of Goodwill and Other Intangible Assets

       Amortization of goodwill and other intangible assets was $44.4 million for the six months ended June 30, 2000 which was attributable to the amortization of goodwill and other purchased intangible assets resulting from the acquisitions of Veo Systems, Inc. and CommerceBid during 1999 and Mergent Systems in January 2000.

       We expect to incur quarterly charges through January 2004 to amortization of goodwill and other intangible assets, from Veo Systems, Inc., Commerce Bid and Mergent Systems, of approximately $22.0 million related to these acquisitions. In the event of future acquisitions, we anticipate the amortization of goodwill and other intangible assets will increase.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically satisfied our cash requirements primarily through issuances of equity securities and lease and debt financing. On July 7, 1999, we closed an initial public offering and concurrent private placement of our common stock which resulted in net proceeds of approximately $92.5 million.

       Net cash used in operating activities totaled approximately $16.6 million for the six months ended June 30, 2000 as compared to net cash used in operating activities of approximately $3.6 million in the six months ended June 30, 1999. Cash used in operating activities for the six months ended June 30, 2000 and 1999 resulted primarily from the net losses in the respective quarters which was partially offset by the amortization of goodwill and other intangible assets associated with the acquisitions of VEO Systems, CommerceBid and Mergent Systems, purchased in-process research and development associated with the acquisition of Mergent Systems, in the current year, and deferred revenue.

       Net cash used in investing activities totaled approximately $35.9 million for the six months ended June 30, 2000 as compared to approximately $2.4 million for the six months ended June 30, 1999. The uses in each period resulted from the acquisition of capital assets, primarily computer and office equipment, as well as the acquisition of Mergent Systems in the current year. We anticipate an increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

       Net cash provided by financing activities totaled approximately $205.1 million for the six months ended June 30, 2000 as compared to approximately $33.3 million used in financing activities in the six months ended June 30, 1999. The cash provided in the six months ended June 30, 2000 resulted primarily from the investment made pursuant to our partnership with SAP, AG of $175 million, as well as proceeds from the issuance of common stock upon the exercise of employee stock options.

       As of June 30, 2000, our principal sources of liquidity included approximately $244.8 million of cash, cash equivalents and short term investments.

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

NEW ACCOUNTING PRONOUCEMENTS

       In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle in the quarter ending December 31, 2000. While the Company has not fully assessed the impact of the adoption of SAB 101, it believes that implementation of SAB 101 will not have a material adverse impact on its existing revenue recognition policies or its reported results of operations for fiscal 2000.

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

         These statements also include statements concerning our agreements with General Motors and discussions with other automotive companies concerning the establishment of an electronic exchange for the automotive industry, the establishment of other electronic exchanges, the growth of our business and related matters. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, regulatory delays and issues, competitive pressures, difficulties in growing our business to meet our commitments, technical challenges and those discussed in this "Risk Factors" section and the risks discussed in our other Securities Exchange Commission ("SEC") filings, including our Registration Statement on Form S-1 declared effective on July 1, 1999 by the SEC (File No. 333-76987), in our Annual Report on Form 10-K filed March 30, 2000 with the SEC (File No. 000-26453) and in our Registration Statement on Form S-4 filed July 26, 2000 with the SEC (File No. 333-41836).

IF THE CONDITIONS TO THE MERGER WITH APPNET ARE NOT MET, THE MERGER WILL NOT
OCCUR

       In June 2000, Commerce One executed definitive agreements to acquire AppNet, Inc., a premier provider of end-to-end Internet professional services. Several conditions must be satisfied or waived to complete the merger between Commerce One and AppNet. These conditions include, among others:

- AppNet's stockholders must vote a majority of the outstanding shares of AppNet common stock for the adoption of the merger agreement and approval of the merger;

- the registration statement on Form S-4 relating to the registration of the shares of Commerce One to be issued in the merger must be effective with the Securities and Exchange Commission;

- no law, regulation or order preventing the completion of the merger may be in effect;

- the applicable waiting periods under antitrust laws must expire or be terminated;

- each Company (Commerce One and AppNet) must receive an opinion of tax counsel that the merger will qualify as a tax-free reorganization; and

- the shares of Commerce One common stock that the AppNet stockholders receive in the merger must be authorized for listing on The Nasdaq Stock Market's National Market.

         Commerce One cannot assure you that each of these conditions will be satisfied. If the conditions are not satisfied or waived, the merger will not occur or will be delayed, and Commerce One may lose some or all of the intended benefits of the merger.

COMMERCE ONE HAS A LIMITED OPERATING HISTORY, A HISTORY OF LOSSES AND MAY NEVER BE PROFITABLE

       Commerce One incurred net losses of $63.3 million, $24.6 million and $11.2 million for the years ended December 31, 1999, 1998 and 1997, respectively, and $86.8 million for the six months ended June 30, 2000. As of June 30, 2000, Commerce One had an accumulated deficit of $189.3 million.

         In addition, Commerce One has a limited operating history that makes it difficult to forecast Commerce One's future operating results. Commerce One expects in 2000 to (a) substantially increase its sales and marketing, product development and general and administrative expenses and (b) experience increased costs associated with the issuance of equity securities and the amortization of intangible assets as a result of the acquisition of AppNet, Inc. and other transactions. As a result, Commerce One will need to generate significant additional revenues to achieve and maintain profitability in the future. Although Commerce One's revenues have grown in recent quarters, Commerce One cannot be certain that such growth will continue or that it will achieve sufficient revenues for profitability.

THE QUARTERLY FINANCIAL RESULTS OF COMPANIES IN COMMERCE ONE'S INDUSTRIES ARE PRONE TO SIGNIFICANT FLUCTUATIONS AND THIS COULD CAUSE ITS STOCK PRICE TO FALL

         Commerce One believes that quarter-to-quarter comparisons of its revenues and operating results are not necessarily meaningful, and that such comparisons may not be accurate indicators of future performance. The operating results of companies in the electronic commerce industry have in the past experienced significant quarter-to-quarter fluctuations which may adversely affect the combined company. As with other companies in this industry, Commerce One's operating expenses, which include sales and marketing, product development and general and administrative expenses, are based on its expectations of future revenues and are relatively fixed in the short term. As a result of Commerce One's acquisition of AppNet, Commerce One's fixed expenses will increase substantially. Further, if AppNet's existing agreements with clients are terminated before it completes engagements, or if it is unable or otherwise does not enter into new engagements, the combined company's revenues will decline. If Commerce One's revenues for a quarter fall below its expectations and Commerce One is not able to quickly reduce spending in response, its operating results for that quarter would be harmed. It is likely that in some future quarter its operating results may be below the expectations of public market analysts and investors and, as a result, the price of its common stock may fall.

COMMERCE ONE'S FUTURE SUCCESS DEPENDS UPON ITS GLOBAL TRADING WEB PARTNERS DEVELOPING AND OPERATING SUCCESSFUL MARKETSITE MARKETPLACES

       Commerce One has established strategic relationships with various companies that have licensed Commerce One's Buysite and MarketSite products in order to create MarketSite marketplaces. Commerce One cannot assure you that these companies will be able to implement its products and services effectively, that they will develop and launch MarketSite marketplaces or that buyers and suppliers will participate in their MarketSite marketplaces. These companies may encounter delays in launching their MarketSite marketplaces, in fully deploying these marketplaces and in achieving supplier participation in their marketplaces. Many of the companies that have agreed to launch MarketSites, or have indicated that they will launch MarketSites, have not yet done so. Additionally, although Commerce One's technology architecture is designed to support the development of trading communities that can operate with each other, these marketplaces may not in fact operate with each other. If these or any other MarketSite marketplaces are not successful, Commerce One's business, operating results and financial condition will suffer.

IF COMMERCE ONE'S JOINT PRODUCT DEVELOPMENT RELATIONSHIPS ARE NOT SUCCESSFUL ITS BUSINESS COULD SUFFER

         Commerce One has entered into relationships with various companies to jointly develop new software products. In particular, Commerce One recently entered into a non-binding memorandum of understanding with SAP AG to jointly develop and market a comprehensive software solution for the business-to-business electronic commerce marketplace. These joint development and marketing relationships can be difficult to implement and may not succeed for various reasons, including:

         - cultural differences between the companies and their respective employees;

         - difficulties in coordinating sales and marketing efforts;

         - technical obstacles to combining existing software products or developing new compatible products; and

         - the need to divert significant management attention, technical and sales personnel and capital to these relationships.

         Commerce One cannot assure you that these joint development and marketing relationships lead to successful new products, greater market penetration or increased revenues for Commerce One.

THE DEVELOPMENT OF LARGE, INDUSTRY OR GEOGRAPHICALLY SPECIFIC MARKETPLACES OR EXCHANGES ENTAILS CERTAIN RISKS FOR COMMERCE ONE

       Many of the MarketSite marketplaces are intended to be very large and to include many of the most significant companies in the particular industry or region they address. These marketplaces include the proposed exchange with General Motors and potentially Ford, DaimlerChrysler and other automotive manufacturers. The development of these large trading exchanges will entail significant risks for Commerce One. These risks include the diversion of a significant portion of Commerce One's management, technical and sales personnel to develop the exchange; technical hurdles associated with developing an exchange on this scale and integrating it with companies' existing computer systems and those of other parties; antitrust issues arising from the creation of the exchanges; difficulties reaching agreements with the founders of the exchanges and other parties concerning the establishment and development of the exchanges; and all of the other risks of creating such exchanges described elsewhere in this Risk Factors section. These exchanges, including the proposed automotive exchange, may not be successfully established or operated. If

Commerce One is not able to manage these risks, its business, results of operations and financial condition will suffer.

ANTITRUST SCRUTINY OF BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE EXCHANGES MAY ADVERSELY AFFECT COMMERCE ONE'S BUSINESS

       The establishment and operation of business-to-business electronic commerce exchanges may raise issues under U.S. and foreign antitrust laws. The Federal Trade Commission and Department of Justice's Antitrust Division have recently informally requested information from certain exchanges about how these exchanges plan to operate. The European Union can also be expected to review major business-to-business exchanges for compliance with European competition law. In addition, the proposed automotive exchange among Commerce One, General Motors, Ford, DaimlerChrysler and certain other companies has filed notification filings with the FTC and DOJ under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the business it proposes to conduct. To the extent that U.S. or foreign antitrust regulators take adverse action with respect to business-to-business electronic commerce exchanges or establish rules or regulations governing these exchanges, or that there is a perception that regulators may do any of the foregoing, the establishment and growth of the exchanges may be delayed. Commerce One's revenues may suffer as a result.

BECAUSE COMMERCE ONE'S INDUSTRY IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY, COMMERCE ONE CANNOT ASSURE YOU THAT IT WILL BE ABLE TO COMPETE EFFECTIVELY

         The market for Internet-based, business-to-business electronic commerce solutions is extremely competitive. Commerce One expects competition to intensify as current competitors expand their product offerings and new competitors enter the market. Because there are relatively low barriers to entry in the electronic commerce market, competition from other established and emerging companies may develop in the future. In addition, Commerce One's customers and partners may become competitors in the future. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and a decrease or loss of Commerce One's market share, any of which could harm its business, operating results or financial condition.

       Commerce One's competitors include Ariba, Freemarkets, i2, Oracle, PurchasePro, SAP and VerticalNet. Certain of these competitors have announced plans to jointly offer business-to-business electronic commerce solutions to potential customers. These joint efforts could intensify the competitive pressure in Commerce One's market. Many of Commerce One's competitors have, and new potential competitors may have, more experience developing Internet-based software and end-to-end purchasing solutions, larger technical staffs, larger customer bases, more established distribution channels and customer relationships, greater brand recognition and greater financial, marketing and other resources than Commerce One has. In addition, competitors may be able to develop products and services that are superior to its products and services, that achieve greater customer acceptance or that have significantly improved functionality as compared to its existing and future products and services. The business-to-business electronic commerce solutions offered by competitors may be perceived by buyers and suppliers as superior to Commerce One's.

         The market for professional services is intensely competitive and is becoming more competitive. AppNet's competitors include e-business professional services providers, large information technology consulting services providers, electronic commerce software and service providers, and Internet access and service providers. Some of AppNet's competitors have longer operating histories and client relationships, greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition than it has. Its competitors may also be able to respond more quickly to technological developments and changes in clients' needs. In addition, there are relatively low barriers to entry into AppNet's business. AppNet does not own any technologies that preclude or inhibit competitors from entering its markets. Its competitors may independently develop and patent or copyright technologies that are superior or substantially similar to its technologies. The costs to develop and provide e-business professional services are low.

COMMERCE ONE MAY NOT BE ABLE TO HIRE AND RETAIN SUFFICIENT SALES, MARKETING, SERVICES AND TECHNICAL PERSONNEL THAT IT NEEDS TO SUCCEED BECAUSE THESE PERSONNEL ARE LIMITED IN NUMBER AND IN HIGH DEMAND

         If Commerce One fails to hire and retain sufficient numbers of sales, marketing, services and technical personnel, its business, operating results and financial condition would be harmed. Competition for qualified sales, marketing, services and technical personnel is intense as these personnel are in limited supply, and it might not be able to hire and retain sufficient numbers of such personnel to grow its business. Commerce One needs to substantially expand Commerce One's sales operations and marketing efforts, both domestically and internationally, in order to increase market awareness and sales of Commerce One's BuySite and MarketSite products and the related services Commerce One offers. Commerce One will also need to significantly increase its technical and services staff to support the growth of its business and its increasing commitments to other parties. In particular, Commerce One will need to hire a significant number of technical personnel with various skill sets to establish and operate the large industry specific exchanges. Although Commerce One intends to increase the size of its technical and services staff through the acquisition of AppNet, AppNet's personnel may not remain with AppNet prior to, or with the combined company after the closing of the acquisition.

         In addition, the market price of Commerce One's common stock has fluctuated substantially since its initial public offering in July 1999. Consequently, potential employees may perceive Commerce One's equity incentives such as stock options as less attractive and current employees whose options are no longer priced below market value may choose not to remain employed with Commerce One. In that case, Commerce One's ability to attract employees will be adversely affected. Furthermore, a substantial portion of the equity incentives previously granted to AppNet's officers will accelerate and become substantially vested upon the closing of the merger. New options granted to AppNet's officers or other employees at the current market price of Commerce One's common stock may not be sufficient to retain these employees. Finally, should Commerce One's stock price substantially decline, the retention value of stock options granted since Commerce One's initial public offering will decline and Commerce One's employees may choose not to remain with the company.

COMMERCE ONE HAS EXPERIENCED SIGNIFICANT GROWTH IN RECENT PERIODS AND FAILURE TO MANAGE THIS GROWTH COULD STRAIN ITS MANAGEMENT AND OTHER RESOURCES

         Commerce One's ability to successfully offer products and services and implement its business plan in a rapidly evolving market requires an effective planning and management process. Future expansion efforts could be expensive and put a strain on management and resources. Commerce One has increased, and plans to continue to increase, the scope of Commerce One's operations at a rapid rate. Commerce One's headcount has grown and will continue to grow substantially. At June 30, 2000, Commerce One had a total of 1,319 employees and at December 31, 1999 had a total of 594 employees. As a result of the proposed merger with AppNet, Commerce One will add over 1,200 employees. Similarly, AppNet has grown rapidly. AppNet's total number of employees has increased from eight as of March 15, 1998 to approximately 1,166 as of March 31, 2000. In addition, Commerce One expects to continue to hire a significant number of new employees in the near future. To manage future growth effectively, Commerce One must maintain and enhance its financial and accounting systems and controls, integrate new personnel and manage expanded operations. Commerce One may not be able to do this effectively.

CURRENT AND FUTURE ACQUISITIONS, INCLUDING THE PROPOSED ACQUISITION OF APPNET, MAY ADVERSELY AFFECT COMMERCE ONE'S BUSINESS

         As part of Commerce One's business strategy, it has made and expects to continue to make acquisitions of businesses that offer complementary products, services and technologies. In June 2000, Commerce One signed a definitive agreement to acquire AppNet, Inc., a provider of end-to-end Internet professional services. Commerce One's acquisitions are and will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the possibility that Commerce One pays more than the acquired business is worth, the difficulty of integrating the operations and personnel of the acquired business into its business, the potential disruption of Commerce One's ongoing business, the distraction of management from Commerce One's business, the inability of management to maximize Commerce One's financial and strategic position, and the impairment of relationships with employees and customers. In addition, we also risk not closing acquisitions we announce, such as AppNet. Commerce One has limited experience acquiring businesses, and may not acquire such businesses on favorable terms or be able to integrate such organizations into its business successfully. Further, the financial consequences of Commerce One's acquisitions and investments may include potentially dilutive issuances of equity securities, one-time write-offs, amortization expenses related to goodwill and other intangible assets and the incurrence of contingent liabilities. These risks could have a material adverse effect on Commerce One's business, financial condition and results of operations.

COMMERCE ONE'S LENGTHY SALES CYCLE COULD CAUSE DELAYS IN REVENUE GROWTH

         The period between Commerce One's initial contact with a potential customer and the purchase of its products and services is often long and may have delays associated with the lengthy budgeting and approval process of Commerce One's customers. Historically, Commerce One's typical sales cycle has been approximately three to six months. This lengthy cycle could have a negative impact on the timing of Commerce One's revenues, especially its realization of any transaction based revenues.

         Commerce One believes that a customer's decision to purchase its products and services is discretionary, involves a significant commitment of resources, and is influenced by customer budgetary cycles. To successfully sell its products and services, Commerce One generally must educate potential customers regarding the use and benefit of its products and services, which can require significant time and resources. Many of Commerce One's potential customers are large enterprises that generally take longer to make significant business decisions.

COMMERCE ONE'S FUTURE REVENUES DEPEND UPON COMMERCE ONE'S ABILITY TO INCREASE BUSINESS SERVICE AND TRANSACTION FEE REVENUE FROM ITS MARKETSITE MARKETPLACES

         To date, Commerce One has derived a substantial portion of its revenues from licensing its MarketSite and BuySite products to customers and providing related implementation, support and maintenance services. A significant portion of these revenues have come from the recognition of one-time license fees by customers. Although Commerce One's revenues from business services has grown recently, Commerce One's transaction-based revenue has been immaterial to date. Commerce One's business model calls for a significant portion of its revenues in the future to be derived from business services and transaction based fees. If such revenues do not materialize, Commerce One's business will suffer.

COMMERCE ONE'S CUSTOMER BASE IS CONCENTRATED AND ITS SUCCESS DEPENDS IN PART ON ITS ABILITY TO RETAIN EXISTING CUSTOMERS

         In 1999, Toronto Dominion accounted for 21% of Commerce One's total revenues, Singapore Telecommunications accounted for 15%, and British Telecommunications accounted for 11%. In the first quarter of 2000, Endesa Marketplace SA accounted for 16% of Commerce One's total revenues and Portugal Telecom accounted for 12%. In the second quarter of 2000, no customers accounted for more than 10% of Commerce One's total revenues. The significant contribution of these customers to Commerce One's revenues in the periods described generally reflects the payment by these customers of large one-time license fees to Commerce One. Commerce One does not have long-term contractual commitments from any of its current customers and its customers may terminate their contracts with Commerce One with little or no advance notice and without significant penalty to them. As a result, Commerce One cannot assure you that any of its current customers will be customers in future periods. A customer termination would not only result in lost revenues, but also the loss of customer references that are necessary for securing future customers.

IF SUPPLIERS DO NOT PARTICIPATE IN THE MARKETSITE MARKETPLACES, COMMERCE ONE'S BUSINESS MAY BE ADVERSELY AFFECTED

         MarketSite marketplaces will be attractive to suppliers only if a significant number of buyers are willing to purchase goods and services through the MarketSite marketplaces. Suppliers incur costs making information relating to their goods and services available on these trading communities and thus must realize additional revenues to justify their continued participation in these trading communities. Suppliers may not remain in the MarketSite marketplaces or join these communities in sufficient numbers to make them successful.

COMMERCE ONE DEPENDS UPON CONTINUING ITS RELATIONSHIP WITH THIRD-PARTY INTEGRATORS WHO SUPPORT ITS SOLUTIONS

         Commerce One's success depends upon the acceptance and successful integration by customers and their suppliers of its BuySite and MarketSite products. Commerce One's current customers and potential customers and their related suppliers often rely on third-party systems integrators such as Andersen Consulting, PricewaterhouseCoopers and Cambridge Technology Partners and others to develop, deploy and manage their Internet-based, business-to-business electronic commerce platforms and solutions. Commerce One and its customers will need to continue to rely on these systems integrators even as Commerce One increases the size of its professional services organization. If large systems integrators fail to continue to support Commerce One's solution or commit resources to Commerce One, if any of its customers or suppliers are not able to successfully integrate its solution or if Commerce One is unable to adequately train its existing systems integration partners, its business, operating results and financial condition could suffer.

COMMERCE ONE'S STRATEGY OF STRATEGIC RESELLING THROUGH PARTNERS MAY NOT BE SUCCESSFUL

         Commerce One has established strategic relationships with companies that resell Commerce One's existing BuySite and Marketsite applications to its customers. These relationships are new and this strategy is unproven. Commerce One cannot assure you that any of these companies, or those it may appoint in the future, will be able to resell its product solution sets to a sufficient number of customers, or that those customers will purchase Commerce One's applications and more importantly, connect into MarketSite marketplaces. Further, Commerce One may encounter disagreements from time to time with companies concerning the terms of their reseller agreements. To date, a few of Commerce One's partners have been unsuccessful in reselling its BuySite products. If Commerce One's current or future strategic partners are not able to successfully resell its BuySite products, its business will suffer.

COMMERCE ONE'S EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO COMMERCE ONE'S BUSINESS AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH THE COMPANY IN THE FUTURE

         Commerce One's future success depends upon the continued service of Commerce One's executive officers and other key personnel, and none of Commerce One's current executive officers other than Jay M. Tenenbaum, its Senior Vice President and Chief Scientist, are bound by an employment agreement for any specific term. Any of Commerce One's officers may leave the Company in the future. In particular, the services of Mark Hoffman, Commerce One's Chief Executive Officer, Robert Kimmitt, its President, and Chuck Donchess, its Executive Vice President and Chief Strategy Officer, would be difficult to replace. If Commerce One loses the services of one or more of its executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with Commerce One, its business, operating results and financial condition would be seriously harmed.

COMMERCE ONE INTENDS TO CONTINUE TO EXPAND ITS INTERNATIONAL OPERATIONS AND THESE EFFORTS MAY NOT BE SUCCESSFUL IN GENERATING ADDITIONAL REVENUES

         Commerce One has generated significant international revenues and is planning to increase its international operations and sales efforts. However, Commerce One may not be able to continue to increase international revenues and the risks of international sales and operations may harm Commerce One.

         International business involves inherent risks, and Commerce One anticipates the risks that may affect us include:

         - unexpected changes in regulatory requirements and tariffs that may be imposed on electronic commerce

         - seasonal reductions in business activity

         - difficulties in staffing and managing foreign offices as a result of, among other things, distance, language and cultural differences

         - longer payment cycles and greater difficulty in accounts receivable collection

         - potentially harmful tax consequences, including withholding tax issues

         - fluctuating exchange rates

         - price controls or other restrictions on foreign currency

         - difficulties in obtaining export and import licenses

         In addition, Commerce One has only limited experience in marketing, selling and supporting its products and services in foreign countries. This may be more difficult or take longer than Commerce One anticipates especially due to international problems, such as language barriers or currency exchange issues, and the fact that the Internet infrastructure in such foreign countries may be less advanced than the Internet infrastructure in the United States.

COMMERCE ONE'S MARKET MAY UNDERGO RAPID TECHNOLOGICAL CHANGE AND THIS CHANGE MAY MAKE COMMERCE ONE'S PRODUCTS AND SERVICES OBSOLETE OR CAUSE COMMERCE ONE TO INCUR SUBSTANTIAL COSTS TO ADAPT TO THESE CHANGES

         If the market for Commerce One's products and services fails to develop and grow or Commerce One fails to gain acceptance in this market, such failure would harm its business, operating results and financial condition. Commerce One's market is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements. To be successful, Commerce One must adapt to the rapidly changing market by continually improving the performance, features and reliability of its products and services or else its products and services may become obsolete. Commerce One also could incur substantial costs to modify its products, services or infrastructure in order to adapt to these changes. Commerce One's business, operating results and financial condition could be harmed if it incurs significant costs without adequate results, or is unable to adapt rapidly to these changes.

SECURITY RISKS OF ELECTRONIC COMMERCE MAY DETER FUTURE USE OF COMMERCE ONE'S PRODUCTS AND SERVICES

         A fundamental requirement to conduct Internet-based, business-to-business electronic commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches of the MarketSite marketplaces, or well publicized security breaches affecting the Internet in general, could significantly harm Commerce One's business, operating results and financial condition. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may not be sufficient to prevent a compromise or breach of the algorithms it uses to protect content and transactions on MarketSite marketplaces or proprietary information in its databases. Anyone who is able to circumvent Commerce One's security measures could misappropriate proprietary, confidential customer information or cause interruptions in its operations. Commerce One may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information.

         AppNet provides e-business services that rely on encryption and authentication technology licenses from third parties to provide the security and authentication needed to safely transmit confidential information. Although it has designed and implemented a variety of network security measures, unauthorized access, computer viruses, accidental or intentional acts and other disruptions may occur. AppNet's e-business outsourcing centers may experience delays or service interruptions as a result of the accidental or intentional acts of Internet users, current and former employees or others. Such acts could potentially jeopardize the security of confidential information, such as credit card and bank account numbers, stored in AppNet's and its clients' computer systems. Such a breach in security could result in liability and in the loss of existing clients or the deterrence of potential clients. Although AppNet plans to continue using industry-standard security measures, such measures have been circumvented in the past, and may be circumvented in the future. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive, and efforts to address such problems could result in delays or interruption of service to its clients.

FAILURE TO EXPAND INTERNET INFRASTRUCTURE COULD LIMIT COMMERCE ONE'S FUTURE
GROWTH

         The recent growth in Internet traffic has caused frequent periods of decreased performance, and if Internet usage continues to grow rapidly, its infrastructure may not be able to support these demands and its performance and reliability may decline. If outages or delays on the Internet occur frequently or increase in frequency, overall Internet usage, including usage of Commerce One's products and services, could grow more slowly or decline. Commerce One's ability to increase the speed and scope of its services to customers is ultimately limited by and depends upon the speed and reliability of both the Internet and its customers' internal networks. Consequently, the emergence and growth of the market for its services depends upon improvements being made to the entire Internet as well as to its individual customers' networking infrastructures to alleviate overloading and congestion. If these improvements are not made, the ability of Commerce One's customers to utilize its solution will be hindered, and its business, operating results and financial condition may suffer.

CONTINUED ADOPTION OF THE INTERNET AS A METHOD OF CONDUCTING BUSINESS IS NECESSARY FOR COMMERCE ONE'S FUTURE GROWTH

         The market for Internet-based, business-to-business electronic commerce products is relatively new and is evolving rapidly. Commerce One's future revenues and any future profits depend upon the widespread acceptance and use of the Internet as an effective medium of business-to-business commerce, particularly as a medium to perform procurement and fulfillment functions. The acceptance and use of the Internet for business-to-business commerce could be limited by a number of factors, such as the growth and use of the Internet in general, the relative ease of conducting business on the Internet, the efficiencies and improvements that conducting commerce on the Internet provides, concerns about transaction security and taxation of transactions on the Internet. The failure of the Internet to continue to develop as a commercial or business medium or of significant numbers of buyers and suppliers to conduct business-to-business commerce on the Internet would harm Commerce One's business, operating results and financial condition.

IF COMMERCE ONE RELEASES PRODUCTS CONTAINING DEFECTS, COMMERCE ONE MAY NEED TO HALT FURTHER SHIPMENTS UNTIL IT FIXES THE DEFECTS, AND ITS BUSINESS AND REPUTATION MAY BE HARMED

         Products as complex as Commerce One's often contain unknown and undetected errors or performance problems. Many defects are frequently found during the period immediately following introduction and initial shipment of new products or enhancements to existing products. Although Commerce One attempts to resolve all errors that Commerce One believes would be considered serious by its customers before shipment to them, its products are not error-free. These errors or performance problems could result in lost revenues or delays in customer acceptance and would be detrimental to Commerce One's business and reputation. In the past, defects in Commerce One's products have delayed their shipments after those products have been commercially introduced. While these delays have not been material to date, undetected errors or performance problems in its existing or future products may be discovered in the future and known errors currently considered minor may in the future be considered serious by its customers.

IF COMMERCE ONE'S POTENTIAL CUSTOMERS ARE NOT WILLING TO SWITCH TO OR ADOPT ITS ELECTRONIC COMMERCE SOLUTION, ITS GROWTH AND REVENUES WILL BE LIMITED

         The failure to generate a large customer base would harm Commerce One's growth and revenues. This failure could occur for several reasons. Some of Commerce One's business-to-business electronic commerce competitors charge their customers large fees upon the execution of customer agreements. Businesses that have made substantial up-front payments to Commerce One's competitors for electronic commerce solutions may be reluctant to replace their current solution and adopt its solution. As a result, Commerce One's efforts to create a larger customer base may be more difficult than expected even if it is deemed to offer products and services superior to those of its competitors. Further, because the business-to-business electronic commerce market is new and underdeveloped, potential customers in this market may be confused or uncertain about the relative merits of each electronic commerce solution or which electronic commerce solution to adopt, if any. Confusion and uncertainty in the marketplace may inhibit customers from adopting Commerce One's solution, which could harm its business, operating results and financial condition.

APPNET'S REVENUES MAY FLUCTUATE BECAUSE THEY ARE PRIMARILY GENERATED ON A PROJECT-BY-PROJECT BASIS AND PROJECTS CAN BE TERMINATED

         If AppNet's existing agreements with clients are terminated before the engagements are complete, or if AppNet is unable to enter into new engagements, AppNet's business, financial condition or results or operations could be materially adversely affected. AppNet derives its revenues primarily from fees for services generated on a project-by-project basis. These projects vary in size, scope and duration. A client that accounts for a significant portion of AppNet's revenues in a particular period may not account for a similar portion of Commerce One's revenues in future periods. A client may or may not engage AppNet for further services once a project is completed. As a result, AppNet's revenues are not recurring from period to period, which makes them more difficult to predict.

APPNET CONTRACTS CONTAIN PRICING RISKS

         Generally, AppNet has charged its clients for the time, materials and expenses incurred during the course of an engagement. However, the combined company intends to increase the percentage of its work that is billed at a fixed rate. Although AppNet has experience pricing and managing fixed-price contracts, if the combined company underestimates the resources and time required to complete projects, it could be subject to cost overruns leading to losses on engagements.

IF THIRD PARTIES CLAIM THAT COMMERCE ONE INFRINGES UPON THEIR INTELLECTUAL PROPERTY, ITS ABILITY TO USE CERTAIN TECHNOLOGIES AND PRODUCTS COULD BE LIMITED AND IT MAY INCUR SIGNIFICANT COSTS TO RESOLVE THESE CLAIMS

         Litigation regarding intellectual property rights is common in the Internet and software industries. Commerce One expects third-party infringement claims involving Internet technologies and software products and services to increase. If an infringement claim is filed against Commerce One, it may be prevented from using certain technologies and may incur significant costs to resolve the claim.

         Commerce One has in the past received letters suggesting that it is infringing the intellectual rights of others and it may from time to time encounter disputes over rights and obligations concerning intellectual property. Although Commerce One believes that its intellectual property rights are sufficient to allow it to market its existing products without incurring liability to third parties, its products and services may be found to infringe on the intellectual property rights of third parties.

         In addition, Commerce One has agreed, and may agree in the future, to indemnify customers against claims that its products infringe upon the intellectual property rights of others. Commerce One could incur substantial costs in defending itself and its customers against infringement claims. In the event of a claim of infringement, Commerce One and its customers may be required to obtain one or more licenses from third parties. Commerce One or its customers may not be able to obtain necessary licenses from third parties at a reasonable cost or at all.

FAILURE TO PROTECT INTELLECTUAL PROPERTY RIGHTS OR MAINTAIN RIGHTS TO USE LICENSED INTELLECTUAL PROPERTY COULD HAVE ADVERSE EFFECTS

         In connection with AppNet's e-business professional services, it develops intellectual property for its clients. AppNet frequently assigns ownership of such intellectual property to the client and retains only a license for limited uses. Issues relating to ownership of and rights to use such intellectual property can be complicated. AppNet may become involved in disputes that affect its ability to resell or reuse this intellectual property. In addition, many projects involve the use of material that is confidential or proprietary client information. The successful assertion of one or more large claims against AppNet by its clients or other third parties could have a material adverse effect.

BECAUSE THE PROTECTION OF COMMERCE ONE'S PROPRIETARY TECHNOLOGY IS LIMITED, COMMERCE ONE'S PROPRIETARY TECHNOLOGY COULD BE USED BY OTHERS

         Commerce One's success depends, in part, upon Commerce One's proprietary technology and other intellectual property rights. To date, Commerce One has relied primarily on a combination of copyright, patent, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect Commerce One's proprietary technology. Commerce One has no issued patents to date. Commerce One may not be able to protect its intellectual property rights adequately in the United States or abroad.

         Furthermore, litigation may be necessary to enforce Commerce One's intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm its business, operating results and financial condition.

COMMERCE ONE'S MARKETSITE MARKETPLACES MAY NOT FUNCTION AS EFFECTIVELY WHEN HANDLING HIGH VOLUMES OF TRANSACTIONS

         As the volume of transactions on Commerce One's MarketSite marketplaces increases, participants in these marketplaces may experience slower response times or other problems. In addition, participants in Commerce One's MarketSite marketplaces will depend upon Internet service providers, telecommunications companies and their computer networks to access these marketplaces. Each of these has experienced performance problems in the past and could experience similar problems in the future. Any delays in the response time of Commerce One's MarketSite marketplaces or other performance problems could adversely affect customer usage and adoption of its solutions.

COMMERCE ONE MAY NOT HAVE ADEQUATE BACK-UP SYSTEMS, AND A DISASTER COULD DAMAGE COMMERCE ONE'S OPERATIONS

         Commerce One currently does not have a disaster recovery plan in effect and does not have fully redundant systems for service at an alternate site. A disaster could severely harm Commerce One's business because its service could be interrupted for an indeterminate length of time. Commerce One's operations depend upon Commerce One's ability to maintain and protect its computer systems in its principal facilities in Pleasanton, Santa Clara, Mountain View and Cupertino, California, which exist on or near known earthquake fault zones. Commerce One also depends upon third parties to host most of its MarketSite marketplaces and some of these third parties are also located in the same earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events.

         In the event AppNet's hardware malfunctions and its back-up systems fail, it may not be able to maintain its standard of service to its customers. If AppNet was unable to provide e-business outsourcing services at either of its e-business outsourcing centers, it would materially adversely impact its ability to continue to provide the type of e-business outsourcing services processed through that center.

THE COMBINED COMPANY MAY HAVE POTENTIAL LIABILITY TO CLIENTS WHO ARE DISSATISFIED WITH ITS PROFESSIONAL SERVICES

         Commerce One and AppNet design, develop, implement and manage electronic commerce solutions that are crucial to the operation of their clients' businesses. Defects in the solutions they develop could result in delayed or lost revenues, adverse customer reaction and negative publicity or require expensive corrections, any of which could have a material adverse effect on the combined company's business, financial condition or results of operations. Clients who are not satisfied with these services could bring claims against Commerce One and AppNet for substantial damages. Any claims asserted could exceed the level of the combined company's insurance. There can be no assurance that the insurance that the combined company carries will continue to be available on economically reasonable terms, or at all. The successful assertion of one or more large claims that are uninsured, exceed insurance coverage or result in changes to insurance policies, including premium increases, could have a material adverse effect on the combined company's business, financial condition or results of operations.

ADDITIONAL GOVERNMENT REGULATIONS MAY INCREASE COMMERCE ONE'S COSTS OF DOING BUSINESS

         The laws governing Internet transactions remain largely unsettled. The adoption or modification of laws or regulations relating to the Internet could harm Commerce One's business, operating results and financial condition by increasing its costs and administrative burdens. It may take years to determine whether and how existing laws such as those governing antitrust, intellectual property, privacy, libel, consumer protection and taxation apply to the Internet.

         Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. Commerce One must comply with new regulations in both Europe and the United States, as well as any other regulations adopted by other countries where it may do business. The growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, as well as new laws governing the taxation of Internet commerce. Compliance with any newly adopted laws may prove difficult and may harm Commerce One's business, operating results and financial condition.

COMMERCE ONE'S OPERATIONS MAY CONTINUE TO PRODUCE A NEGATIVE CASH FLOW; CONSEQUENTLY, IF IT CANNOT RAISE ADDITIONAL CAPITAL, COMMERCE ONE MAY NOT BE ABLE TO FUND ITS CONTINUED OPERATIONS

         Since Commerce One's inception, cash used in its operations has substantially exceeded cash received from its operations, and Commerce One expects this trend to continue in the future. Commerce One currently anticipates that its available cash resources will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. However, these resources may not be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. Factors that may vary significantly affect whether Commerce One's cash resources are sufficient to meet its needs for the period indicated. These factors include Commerce One's expectation that it will continue to incur net losses and its continuing incurrence of substantial negative cash flow. If adequate funds are not available or are not available on acceptable terms, Commerce One may not be able to take advantage of its opportunities, develop new products or services, fund its continued operations, or otherwise respond to unanticipated competitive pressures. Any additional financing that Commerce One may need may not be available on favorable terms, if at all.

INTERNET RELATED STOCK PRICES ARE ESPECIALLY VOLATILE AND THIS VOLATILITY MAY DEPRESS COMMERCE ONE'S STOCK PRICE

         The stock market and specifically the stock prices of Internet related companies have been very volatile. This volatility is often not related to the operating performance of the companies. This broad market volatility and industry volatility may reduce the price of Commerce One's common stock, without regard to its operating performance. Due to this volatility, the market price of Commerce One's common stock could significantly decrease at any time.

FUTURE SALES OF COMMERCE ONE COMMON STOCK, INCLUDING THOSE ISSUED IN THE MERGER WITH APPNET, MAY DEPRESS COMMERCE ONE'S STOCK PRICE

         If Commerce One's stockholders or optionees sell substantial amounts of its common stock in the public market, the market price of the common stock could fall. On June 30, 2000, Commerce One had 161.1 million shares of common stock outstanding. Of these shares, approximately 157.5 million shares are currently available for sale in the public market. Commerce One will also issue up to approximately 27.2 million freely tradable shares to AppNet's stockholders in the proposed merger with AppNet. In addition, shares of common stock issued upon the exercise of options and warrants, including those assumed in the merger, may generally be sold in the public market without restriction.

         A total of 3.8 million shares of Commerce One's common stock will first become eligible under the federal securities laws in the public market on June 14, 2001. In addition, up to an additional 28.8 million shares of common stock may be issued to General Motors or General Motors and Ford in connection with the creation of an exchange for the automotive industry, which shares will eligible for sale under the federal securities laws beginning one year after the date they are issued.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

MARKET RISK

         The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Risk Factors" on page 15.

INTEREST RATE RISK

         At June 30, 2000, we had cash, cash equivalents and short term investments of approximately $244.8 million, compared to $42.3 million at June 30, 1999, which consist of cash and highly liquid investments. These investments may be subject to interest rate risk and will decrease in value if market interest rates decrease. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at June 30, 2000 would cause the fair market value of our cash and cash equivalents to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

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

PART II

OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 14, 2000, Commerce One and SAP Aktiengesellschaft entered into a stock purchase agreement (and related agreements) providing for Commerce One's sale of up to $250 million worth of its common stock to SAP AG. Upon the signing of the stock purchase agreement, Commerce One issued 3,851,233 shares of its Common Stock to SAP AG for an aggregate purchase price of $175 million. The issuance was exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended, because of the limited number of investors, the sophistication and accreditation of the investor, and the manner in which the transaction was conducted.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of Commerce One, Inc. was held on May 31, 2000.

(b)      Election of Directors:

         (i) The following nominees were elected to hold office as Class I directors of Commerce One, Inc, until 2003:


                  Nominee            Votes For      Votes Withheld   Abstentions
            Thomas J. Gonzales, II   53,835,042      140,228              0
            Robert M. Kimmitt        53,901,645       73,625              0
            Jay M. Tenenbaum         53,912,164       63,106              0


         (ii) Incumbent Class II directors whose term expires in 2001 are as follows:

                      Kenneth C. Gardner
                      William J. Harding
                      David H.J. Furniss
                      Noriyoshi Osumi

         (iii) Incumbent Class III directors whose term expires in 2002 are as follows:

                      Mark B. Hoffman
                      John V. Balen
                      William B. Elmore
                      Jeffrey T. Webber

(c)   The following matters were voted upon at the meeting:

         (i) The approval of an amendment to the Company's 1997 Incentive Stock Plan to increase the number of shares reserved for issuance under the plan by 3,500,000 to 34,371,926 shares.

               Votes For         24,411,478
               Votes Against      6,132,787
               Abstentions           45,101
               Broker Nonvote    23,385,904

         (ii) The approval of an amendment to the Company's 1999 Employee Stock Purchase Plan to (a) increase the number of shares reserved for issuance under the plan by 3,700,000 to 9,346,924 shares and (b) increase the amount of the annual increase, in the number of shares available for grant thereunder to the least of (i) 7 million shares, (ii) 4% of the outstanding shares of Common Stock of Commerce One, or (iii) such number of shares as determined by Commerce One's board of directors.

               Votes For       25,627,106
               Votes Against    4,923,763
               Abstentions         38,497
               Broker Nonvote  23,385,904

         (iii) The approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to (a) increase the authorized number of shares of common stock by 700 million shares to an aggregate of 950 million shares and (b) increase the authorized number of shares of preferred stock by 40 million shares to an aggregate of 50 million shares.

               Votes For         26,054,263
               Votes Against      4,502,718
               Abstentions           32,385
               Broker Nonvote    23,385,904

          (vi) The ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending
               December 31, 2000.

                     Votes For        53,918,975
                     Votes Against        33,360
                     Abstentions          22,935

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


         3.3    Certificate of Amendment to the Amended and Restated Certificate of
                Incorporation of Commerce One, Inc. dated July 17, 2000.

         3.4 Certificate of Correction to the Amended and Restated Certificate of Incorporation of Commerce One, Inc. dated July 31, 2000.

       10.19    Stand-alone Stock Option Agreement between Robert M. Kimmitt and
                Commerce One, Inc. dated as of April 14, 2000.

       10.20    Relocation Loan Agreement between Robert M. Kimmitt and Commerce
                One, Inc., dated May 17, 2000.

        27.1    Financial Data Schedule


(b)      Reports on Form 8-K

         The following reports where filed on Form 8-K during the three months ended June 30, 2000:



FORM              FILING DATE               EVENT REPORTED


8-K               June 28, 2000             Share Purchase Agreement dated
                                            June 14, 2000 between Commerce
                                            One, Inc. and SAP AG

8-K               June 29, 2000             Agreement and Plan of Merger and
                                            Reorganization, dated June 20, 2000,
                                            by and among Commerce One, Inc., Constitution
                                            Acquisition Corporation and AppNet, Inc.





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COMMERCE ONE, INC.

Dated:            August 14, 2000               /s/ Peter F. Pervere
                                             ---------------------------------
                                             Peter F. Pervere
                                             Senior Vice President and Chief
                                             Financial Officer (Principal
                                             Financial Officer)

Dated:            August 14, 2000               /s/ Mark B. Hoffman
                                             ---------------------------------
                                             Mark B. Hoffman
                                             Chief Executive Officer and
                                             Chairman of the Board (Principal
                                             Executive Officer)