Form 10-Q
period 2000-09-30
COMMERCE ONE INC
filed 2000-11-14
CIK 1069450

                      U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

As of November 6, 2000, there were 193,100,837 shares of the registrant's Common Stock outstanding.

                               COMMERCE ONE, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------


PART I            FINANCIAL INFORMATION                                                 3

Item 1.           Financial Statements (Unaudited)                                      3

         Condensed Consolidated Balance Sheets as of September 30, 2000
           and December 31, 1999                                                        3

         Condensed Consolidated Statements of Operations for the three and
           nine month periods ended September 30, 2000 and 1999                         4

         Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2000 and 1999                                            5

         Notes to Condensed Consolidated Financial Statements                           6

Item 2.           Management's Discussion and Analysis of Financial Conditions
                   and Results of Operations Risk Factors                               8

Item 3.           Quantitative and Qualitative Disclosures of Market Risk              26

PART II           OTHER INFORMATION                                                    27

Item 2.           Changes in Securities and Use of Proceeds                            27

Item 6.           Exhibits and Reports on Form 8-K                                     27

                  Signatures                                                           28


PART I            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                                COMMERCE ONE, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share data)



                                                                             September 30,         December 31,
                                                                                  2000                 1999
                                                                             ------------          ------------
                                                                              (unaudited)



                                                      ASSETS
Current assets:
     Cash and cash equivalents                                                     $   308,087             $ 51,792
     Short term investments                                                             46,581               72,814
     Accounts receivable, net                                                          127,475               15,845
     Prepaid expenses and other current assets                                          18,499                4,656
                                                                                    ----------           ----------
Total current assets                                                                   500,642              145,107
Property and equipment, net                                                             79,082               11,892
Goodwill and other intangible assets, net                                            1,725,983              227,611
Investments and other assets                                                            13,898                   --
                                                                                    ----------           ----------
Total assets                                                                       $ 2,319,605          $   384,610
                                                                                    ==========           ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                              $    31,843              $ 6,885
     Accrued compensation and related expenses                                          55,342                3,972
     Current portion of capital lease obligations                                           48                  274
     Current portion of notes payable                                                    1,127                  411
     Deferred revenue                                                                   94,504               40,414
     Other current liabilities                                                          57,967               15,671
                                                                                    ----------           ----------
Total current liabilities                                                              240,831               67,627

Notes payable                                                                            3,592                  262

Stockholders' equity:
     Common stock, $0.0001, 250,000 shares authorized; 191,170 and 149,936 issued
       and outstanding September 30, 2000 and December 31, 1999, respectively        2,505,773              423,839
     Deferred stock compensation                                                      (179,772)              (4,110)
     Accumulated deficit                                                              (249,994)            (102,556)
     Accumulated other comprehensive loss                                                 (825)                (452)
                                                                                    ----------           ----------
Total stockholders' equity                                                           2,075,182              316,721
                                                                                    ----------           ----------
Total liabilities and stockholders' equity                                         $ 2,319,605             $384,610
                                                                                    ==========             ========





            See notes to condensed consolidated financial statements.

                               Commerce One, Inc.
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (unaudited)


                                                               Three Months Ended           Nine Months Ended
                                                                 September 30,                September 30,
                                                               2000          1999           2000           1999
                                                               ----          ----           ----           ----

Revenues:
     License fees                                               $65,863       $ 7,778       $ 133,937       $11,504
     Services                                                    46,821         2,585          76,460         5,165
                                                                -------        ------         -------        ------
Total revenues                                                  112,684        10,363         210,397        16,669

Costs and expenses:
     License fees                                                 1,887           278           3,959           278
     Services                                                    37,613         4,490          68,756         9,254
     Sales and marketing                                         49,970         9,361         100,404        19,758
     Product development                                         26,693         5,353          61,616        12,324
     General and administrative                                  11,239         1,226          20,553         2,976
     Purchased in-process research and development                   --            --           5,142         3,037
     Amortization of deferred stock compensation                  4,496           531          12,822         1,778
     Amortization of goodwill and other intangible assets        43,282         1,053          87,686         2,977
                                                                -------        ------         -------        ------
Total costs and expenses                                        175,180        22,292         360,938        52,382
                                                                -------        ------         -------        ------

Loss from operations                                            (62,496)      (11,929)       (150,541)      (35,713)
Interest income, net                                              2,772         1,573           5,495         1,806
                                                                -------        ------         -------        ------
Net loss before income taxes                                    (59,724)      (10,356)       (145,046)      (33,907)

Provision for income taxes                                          922             -           2,392           586
                                                                -------        ------         -------        ------
Net loss                                                       $(60,646)     $(10,356)      $(147,438)     $(34,493)
                                                                =======       =======        ========       =======

Basic and diluted net loss per share                          $  (0.37)     $  (0.17)       $  (0.94)      $  (0.84)
                                                                =======       =======        ========       =======
Shares used in calculation of basic and
 diluted net loss per share                                     165,537        62,484        157,401         41,826
                                                                =======       =======        ========       =======



            See notes to condensed consolidated financial statements.

                                            Commerce One, Inc.
                              Condensed Consolidated Statement of Cash Flows
                                              (In thousands)
                                               (unaudited)


                                                                                  Nine months ended
                                                                                    September 30,
                                                                                 2000             1999
                                                                                 ----             ----


Operating activities:
Net income                                                                      $ (147,438)      $ (34,493)
Adjustments to reconcile net loss to net cash provided
 by (used in) operating activities:
     Depreciation and amortization                                                   7,716           1,581
     Purchased in-process research and development                                   5,142           3,037
     Amortization of deferred stock compensation                                    12,882           1,778
     Amortization of goodwill and other intangible assets                           87,686           2,977
     Change in assets and liabilities:
        Accounts receivable, net                                                   (63,661)         (5,990)
        Prepaid and other current assets                                           (10,431)         (1,980)
        Accounts payable                                                            20,671           1,760
        Accrued compensation and related expenses                                   37,129           1,966
        Other current liabilities                                                    6,656           1,045
        Deferred revenue                                                            54,090          18,846
                                                                                 ---------        --------
Net cash provided by (used in) operating activities                                 10,442          (9,473)

Investing activities:
     Purchase of property and equipment, net                                       (56,998)         (4,516)
     Purchase of short term investments                                            (43,472)              -
     Proceeds from the maturity of short term investments                           69,334               -
     Note receivable from stockholder                                                    -          (5,000)
     Business combinations, net of cash acquired                                    (6,605)            (42)
     Other investments                                                              (8,536)              -
                                                                                 ---------        --------
Net cash used in investing activities                                              (46,277)         (9,558)

Financing activities:
     Proceeds from issuance of preferred stock, net                                      -          27,774
     Proceeds from issuance of common stock, net                                   292,645          94,442
     Payments on notes payable                                                        (287)         (1,688)
     Payments on capital lease obligations                                            (226)           (386)
                                                                                 ---------        --------
Net cash provided by financing activities                                          292,132         120,142

Effect of foreign currency translation on cash and cash
 equivalents                                                                            (2)            (88)
                                                                                 ---------        --------
Net increase in cash                                                               256,295         101,023
                                                                                 ---------        --------
Cash balance at beginning of period                                                 51,792          15,138
                                                                                 ---------        --------
Cash balance at September 30,                                                  $   308,087       $ 116,161
                                                                                ==========        ========
Supplemental disclosures:
     Interest paid                                                             $       126       $     302
                                                                                ==========        ========
Noncash investing and financing activities:

     Deferred compensation related to stock option grants
      and options assumed in business combinations                             $    12,821       $   1,982
                                                                                ==========        ========
     Conversion of borrowings under bank line of
      credit to notes payable                                                  $        --       $     750
                                                                                ==========        ========
     Issuance of preferred stock, common stock and
      assumption of stock options in connection with
      business combinations                                                    $ 1,789,289       $  21,151
                                                                                ==========        ========
     Conversion of convertible preferred stock into
      common stock                                                             $        --       $  81,955
                                                                                ==========        ========



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

         We have one business segment which provides business-to-business electronic commerce solutions that use the Internet to link buyers and sellers of business goods and services into real-time trading communities.

         For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 1999.

2.       BASIC AND DILUTED NET LOSS SHARE

         Basic and diluted net loss per share information for all periods is presented under the requirements of FASB Statement No. 128, "Earnings per Share" ("FAS 128"). Basic earnings per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares that may be repurchased, and excludes any dilutive effects of options, warrants, and convertible securities. Potentially dilutive issuances have also been excluded from the computation of diluted net loss per share, as their inclusion would be antidilutive.

         The calculation of historical basic and diluted net loss per share is as follows (in thousands, except per share amounts):


                                                        Three months ended           Nine months ended
                                                           September 30,               September 30,
                                                        2000          1999           2000          1999
                                                        ----          ----           ----          ----
                                                    (unaudited)    (unaudited)   (unaudited)   (unaudited)


Historical:
     Net loss                                          $ (60,646)     $ (10,356)   $ (147,438)    $ (34,493)
     Preferred stock accretion                                --             --            --          (469)
                                                       ---------      ---------    ----------     ---------
     Loss applicable to common stockholders            $ (60,646)     $ (10,356)   $ (147,438)    $ (34,962)
     Weighted average shares of common stock
      outstanding                                        167,089         65,124       159,219        43,434
     Less:  Weighted average shares that may be
      repurchased                                         (1,552)        (2,640)       (1,818)       (1,608)
                                                       ---------      ---------    ----------     ---------
     Weighted average shares of common stock
      outstanding used in computing basic and
      diluted net loss per share                         165,537         62,484       157,401        41,826
                                                       =========      =========    ==========     =========
     Basic and diluted net loss per share              $   (0.37)     $   (0.17)   $    (0.94)    $   (0.84)
                                                       =========      =========    ==========     =========


3.       STOCKHOLDERS' EQUITY

Stock Split

         On March 13, 2000, our board of directors approved a two-for-one stock split of common stock. The stock split was effected as a stock dividend for stockholders of record as of March 24, 2000. All common share and per share information included in the accompanying financial statements has been restated to give effect to the stock split which was effective April 19, 2000.

4.       COMPREHENSIVE INCOME (LOSS)

         Financial Accounting Standards Board (SFAS) No. 130 "Reporting Comprehensive Income", establishes standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income". "Other Comprehensive Income" refers to revenues, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three months ended and nine months ended September 30, 2000 and 1999 were as follows (in thousands):


                                                      Three months ended         Nine months ended
                                                        September 30,              September 30,
                                                      2000         1999          2000          1999
                                                      ----         ----          ----          ----


Net loss                                             $(60,646)    $(10,356)     $(147,438)    $(34,493)
Unrealized loss on investments                           (431)          --           (661)          --
Foreign currency translation adjustment                    82          (43)           288          (88)
                                                     ---------    --------      ----------    --------
Comprehensive loss                                   $(60,995)    $(10,399)     $(147,811)    $(34,581)
                                                     ========     ========      =========     ========



5.     ACQUISITIONS

         On September 13, 2000, we acquired publicly traded AppNet, Inc.
(APNT), a premier provider of end-to-end Internet professional services. The acquisition was structured as a tax-free, stock-for-stock exchange and has been accounted for as a purchase transaction. The purchase consideration was approximately $1.647 billion consisting of 27,887,000 shares of common stock with a fair value of $1.629 billion and assumed options to acquire 7,231,304 shares of common stock with a fair value of $363.1 million. We may also be required to issue approximately an additional 274,000 shares of common stock in connection with contingent consideration obligations from previous acquisitions by AppNet.

         A total of approximately $45.7 million of the purchase consideration was allocated to other intangible assets, including assembled workforce ($28.0 million), customer contracts and backlog ($11.9 million), internal proprietary software ($3.5 million) and covenant not-to-compete ($2.3 million), a total of approximately $169.2 million was allocated to deferred compensation and a total of approximately $1.393 billion of the purchase consideration was allocated to goodwill with these amounts being amortized over periods of one to three years.

         On January 7, 2000, we acquired Mergent Systems, Inc., a company specializing in enabling infomediaries and Global 3000 companies to create, operate, and manage product information systems and aggregated multivendor catalogs for e-commerce. The purchase consideration was approximately $148.4 million consisting of 1,742,190 shares of common stock with a fair value of $122.6 million, assumed options to acquire 219,010 shares of common stock with a fair value of $15.3 million and approximately $10.0 million in cash paid to the Mergent Systems stockholders.

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

6.     INVESTMENTS

         We have made several strategic investments in privately held companies. We hold less than a 20% interest in each of these companies and do not have a significant influence over these companies. These investments are recorded at cost.

7.     GENERAL MOTORS AGREEMENT

         In January 2000, we entered into agreements with General Motors to create and operate the GM TradeXchange, an Internet-based trading exchange owned by GM that enables buying and selling over the Internet by GM, its dealers and its suppliers. The agreements governing the GM TradeXchange currently provide for the sharing of revenues generated by the GM TradeXchange, the issuance of up to 28.8 million shares of our common stock to GM, the restructuring of Commerce One into a holding company and other related matters. The closing of the GM TradeXchange agreements remains subject to certain customary closing conditions, including requisite regulatory clearance, and has been delayed pending the negotiations described below.

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

         We cannot assure you that the parties will reach an agreement for a broader trading exchange on mutually acceptable terms and conditions or that such an agreement would receive regulatory clearance. Further, if such an agreement is not reached, we cannot assure you that the GM TradeXchange agreements will receive regulatory clearance and close in a timely fashion, or at all. For more information concerning certain risks associated with the GM TradeXchange or a broader exchange for the automotive industry, see the Risk Factors section of this Form 10-Q beginning on page 15.

8.     NEW ACCOUNTING PRONOUNCEMENTS

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101, and any changes resulting from SAB 101 must be reported as a change in accounting principle in the quarter ending December 31, 2000. The adoption of SAB 101 will not have a material effect on our financial statements.

       In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which amended Statement No. 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment to FASB Statement No. 133" which amended Statement 133 with respect to four specific issues. We are required to adopt Statement 133 as amended, for the year ending December 31, 2001. We do not expect that the adoption of Statement 133 will have a material effect on our consolidated financial position or results of operations.

       We adopted Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) and Statement of Position 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" (SOP 98-4) as of January 1, 1998. SOP 97-2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and supersede Statement of Position 91-1, "Software Revenue Recognition". The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on our consolidated financial results.

       In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" (SOP 98-9). SOP 98-9 amends S0P 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning after March 15, 1999. The adoption of SOP 98-9 did not have a material impact on our consolidated financial results.


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

OVERVIEW

Background

         Commerce One is a leading provider of business-to-business electronic commerce solutions that link buyers and suppliers of goods and services into trading communities over the Internet.

Source of Revenues

         We generate revenues from multiple sources. License fees are generated from licensing our BUYSITE, MARKETSITE, NET MARKET MAKER, auction and content management software products to end-user organizations, primarily Fortune 1000 enterprises and major international enterprises. Professional service fees are received from BUYSITE, MARKETSITE, NET MARKET MAKER and auction licensees and their suppliers for enterprise resource planning system integration, content aggregation, project management and other related services. Training revenues are generated from providing in-house and on-site training to customers who have licensed Commerce One products. Software maintenance revenues are generated from product licensees based on an annual amount. Network services revenues are generated from MARKETSITE subscription fees, hosting services fees, auction fees, marketplace transaction fees and revenue sharing from partners who generate revenue from their marketplaces deployed on the Commerce One products. MARKETSITE subscription fees are received from BUYSITE licensees, as well as other customers, for the right to access services built on the MARKETSITE software platform. Auction fees are received from customers who conduct auctions utilizing Commerce One's auction services. Hosting services fees are received for Commerce One hosting the BUYSITE, the MARKETSITE, the NET MARKET MAKER and/or the auction products that are licensed to certain customers. Revenue sharing is received from partners who have licensed the BUYSITE, MARKETSITE, NET MARKET MAKER and/or auction products and share a portion of revenues generated with Commerce One. These amounts are typically based on a percentage of gross revenues earned by the partner through leveraging the Commerce One solution. Transaction fees are received from suppliers for purchase orders the supplier receives through MARKETSITE. To date, transaction fees have been immaterial. However, our revenue growth will depend upon realizing significant network services revenue, either through services we provide directly to our customers or through revenue sharing with our partners.

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

RECENT EVENTS

Strategic Relationship with SAP AG

         On September 18, 2000 we finalized our agreements with SAP AG to jointly develop and deliver the next-generation e-business marketplace solution for the Internet economy. The agreements provide that technology and applications will be provided by SAP and then delivered by Commerce One, SAP and SAPMarkets through joint development, sales and marketing, beginning immediately. In connection with those agreements, we issued 5,059,546 shares of our common stock to SAP for an aggregate purchase price of $250 million.

Strategic Relationship with General Motors

         In January 2000, we entered into agreements with General Motors to create and operate the GM TradeXchange, an Internet-based trading exchange owned by GM that enables buying and selling over the Internet by GM, its dealers and its suppliers. The agreements governing the GM TradeXchange currently provide for the sharing of revenues generated by the GM TradeXchange, the issuance of up to 28.8 million shares of our common stock to GM, the restructuring of Commerce One into a holding company and other related matters. The closing of the GM TradeXchange agreements remains subject to certain customary closing conditions, including requisite regulatory clearance, and has been delayed pending the negotiations described below.

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

         We cannot assure you that the parties will reach an agreement for a broader trading exchange on mutually acceptable terms and conditions or that such an agreement would receive regulatory clearance. Further, if such an agreement is not reached, we cannot assure you that the GM TradeXchange agreements will receive regulatory clearance and close in a timely fashion, or at all. For more information concerning certain risks associated with the GM TradeXchange or a broader exchange for the automotive industry and antitrust concerns, see the Risk Factors section of this Form 10-Q beginning on page 15.

Acquisition of AppNet, Inc.

         On September 13, 2000, we acquired publicly traded AppNet, Inc.
(APNT), a premier provider of end-to-end Internet professional services. The acquisition was structured as a tax-free, stock-for-stock exchange and has been accounted for as a purchase transaction. The purchase consideration was approximately $1.647 billion consisting of 27,887,000 shares of common stock with a fair value of $1.629 billion and assumed options to acquire 7,231,304 shares of common stock with a fair value up to $363.1 million. We may also be required to issue approximately an additional 274,000 shares of common stock in connection with contingent consideration obligations from previous acquisitions by AppNet.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenue

         Total revenues for the three months ended September 30, 2000, increased to approximately $112.7 million compared to $10.4 million in the three months ended September 30, 1999. In the three months ended September 30, 2000, no customers accounted for more than 10% of our revenue and in the three months ended September 30, 1999, three customers, Singapore Telecommunications, British Telecommunications and Siemens, accounted for 36%, 17% and 11% of our revenue, respectively.

         License revenues for the three months ended September 30, 2000, increased to approximately $65.9 million compared to $7.8 million in the three months ended September 30, 1999. The increase in revenues from license fees resulted from an increase in new customers who purchased and accepted the BUYSITE and MARKETSITE products.

         Services revenues include revenue from professional services, network services, maintenance fees, and/or training fees. Services revenues increased to approximately $46.8 million for the three months ended September 30, 2000, compared to $2.6 million for the three months ended September 30, 1999. The increase in services revenues resulted from an increase in consulting services provided at an increased number of customer sites as well as an increase in network services revenue--principally revenue generated from the use of the auction product and subscription fees.

Cost of Revenues

         Cost of revenues, consisting of cost of services and costs of license fees, was approximately $39.5 million in the three months ended September 30, 2000, compared to $4.8 million in the three months ended September 30, 1999.

         Cost of services, which primarily consists of consulting, customer support and training costs, was $37.6 million compared to $9.3 million in the three months ended September 30, 2000 and 1999, respectively. The increase in cost of services resulted primarily from an increase in personnel related expenses due to the hiring and training of consulting, support and training personnel in the United States, Europe and Asia Pacific and to a lesser degree, personnel related expenses resulting from the acquisition of AppNet on September 13, 2000.

         Cost of license fees for the three months ended September 30, 2000 of $1.9 million consisted of royalties due to third parties related to the use of third party software. Cost of license fees also includes software media and duplication and software documentation costs, although these costs have not been material to date.

Sales and Marketing Expenses

         Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $50.0 million and $9.4 million for the three months ended September 30, 2000 and 1999, respectively. The increase in 2000 was primarily attributable to an overall increase in the number of sales and marketing personnel as well as an increase in marketing related activity. The number of employees engaged in sales and marketing at September 30, 2000 increased to 535 from 117 at September 30, 1999. This increase includes 64 employees added in connection with the AppNet acquisition. The increase in expense in 2000 was also attributable to increased commission expense, travel related expense resulting from increased sales activity and allocated overhead expenses. We expect that the dollar amount of sales and marketing expenses will continue to increase due to the planned growth of our sales force, including the establishment of sales offices in additional domestic and international locations, and due to expected additional increases in marketing programs and other promotional activities.

Product Development Expenses

         Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses were approximately $26.7 million and $5.4 million, for the three months ended September 30, 2000 and 1999, respectively. The increase in product development expenses during 2000 was primarily attributable to personnel and consulting-related expenses to support development of the BUYSITE, MARKETSITE, NET MARKET MAKER and auction products and other strategic initiatives. The overall number of employees engaged in product development was 445 at September 30, 2000 and 150 at September 30, 1999. We believe that investments in product development are essential to our future success and expect that the dollar amount of product development expenses will increase in future periods.

General and Administrative Expenses

         General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses were approximately $11.2 million and $1.2 million for the three months ended September 30, 2000 and 1999, respectively. The increase was primarily attributable to an increase in personnel related expenses and additional legal costs associated with our portal joint ventures. The number of employees engaged in general and administrative functions increased to 490 at September 30, 2000 from 28 at September 30, 1999. This increase includes 254 employees added in connection with the AppNet acquisition. We expect general and administrative expenses to increase in future periods.

Amortization of Deferred Stock Compensation

         Amortization of deferred stock compensation totaled approximately $4.5 million and $0.5 million in the three months ended September 30, 2000 and 1999, respectively. The increase in the amortization of deferred stock compensation in the current period is related to the vesting schedule for certain options assumed in the acquisitions of CommerceBid, Mergent and to a lesser degree, AppNet, as well as certain options granted to employees of CommerceBid and Mergent at exercise prices less than the deemed fair market value on the grant date. The deferred stock compensation is being amortized over the vesting period of the related options using a graded vesting method. The vesting period of the options range from three to four years.

Amortization of Goodwill and Other Intangible Assets

         Amortization of goodwill and other intangible assets was $43.3 million for the three months ended September 30, 2000 which was attributable to the amortization of goodwill and other purchased intangible assets resulting from the acquisitions of Veo Systems, Inc. and CommerceBid during 1999, Mergent Systems in January 2000 and AppNet in September 2000.

         We expect to incur quarterly charges through September 2003 to amortization of goodwill and other intangible assets, from Veo Systems, Commerce Bid, Mergent Systems and AppNet of approximately $146.0 million a quarter related to these acquisitions. After September 2003, we expect to incur quarterly charges of approximately $8.0 million to amortization of goodwill and other intangible assets, from the Veo Systems, Inc, Commerce Bid and Mergent Systems acquisitions. In the event of future acquisitions, we anticipate the amortization of goodwill and other intangible assets will increase.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenue

         Total revenues for the nine months ended September 30, 2000, increased to approximately $210.4 million compared to $16.7 million in the nine months ended September 30, 1999. In the nine months ended September 30, 2000, no customers accounted for more than 10% of our revenue and in the nine months ended September 30, 1999, two customers, Singapore Telecommunications and British Telecommunications, accounted for 38% and 10% of our revenue, respectively.

         License revenues for the nine months ended September 30, 2000, increased to approximately $134.0 million compared to $11.5 million in the nine months ended September 30, 1999. The increase in revenues from license fees resulted from an increase in new customers who purchased and accepted the BUYSITE and MARKETSITE products.

         Services revenues include revenue from professional services, network services, maintenance fees and training fees. Services revenues increased to approximately $76.4 million for the nine months ended September 30, 2000, compared to $5.2 million for the nine months ended September 30, 1999. The increase in services revenues resulted from an increase in consulting services provided at an increased number of customer sites as well as an increase in network services revenue--principally revenue generated from the use of the auction product and subscription fees.

Cost of Revenues

         Cost of revenues was approximately $72.7 million in the nine months ended September 30, 2000, compared to $9.5 million in the nine months ended September 30, 1999.

         Cost of services was $68.7 million compared to $9.3 million in the nine months ended September 30, 2000 and 1999, respectively. The increase in cost of services resulted primarily from an increase in personnel related expenses due to the hiring and training of consulting, support and training personnel in the United States, Europe and Asia Pacific and to a lesser degree, personnel related expenses resulting from the acquisition of AppNet on September 13, 2000.

         Cost of license fees for the nine months ended September 30, 2000 of $4.0 million consisted of royalties due to third parties related to the use of third party software. Cost of license fees also includes software media and duplication and software documentation costs, although these costs have not been material to date.

Sales and Marketing Expenses

         Sales and marketing expenses were approximately $100.4 million and $19.8 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in 2000 was primarily attributable to an overall increase in the number of sales and marketing personnel as well as an increase in marketing related activity. The number of employees engaged in sales and marketing at September 30, 2000 increased to 535 from 117 at September 30, 1999. This increase includes 64 employees added in connection with the AppNet acquisition. The increase in expense in 2000 was also attributable to increased commission expense, travel related expense resulting from increased sales activity and allocated overhead expenses.

Product Development Expenses

         Product development expenses were approximately $61.6 million and $12.3 million, for the nine months ended September 30, 2000 and 1999, respectively. The increase in product development expenses during 2000 was primarily attributable to personnel and consulting related expenses to support development of the BUYSITE and MARKETSITE products and other strategic initiatives. The overall number of employees engaged in product development was 445 at September 30, 2000 and 150 at September 30, 1999.

General and Administrative Expenses

         General and administrative expenses were approximately $20.6 million and $3.0 million for the nine months ended September 30, 2000 and 1999, respectively. The increase was primarily attributable to an increase in personnel related expenses and additional legal cost associated with our portal joint ventures. The number of employees engaged in general and administrative functions increased to 490 at September 30, 2000 from 28 at September 30, 1999. This increase includes 254 employees added in connection with the AppNet acquisition.

Purchased In-Process Development

         On January 7, 2000, we acquired Mergent Systems, Inc., a company specializing in enabling infomediaries and Global 3000 companies to create, operate, and manage product information systems and aggregated multivendor catalogs for e-commerce. The purchase consideration was approximately $148.4 million consisting of 1,742,190 shares of common stock with a fair value of $122.6 million, assumed options to acquire 219,010 shares of common stock with a fair value of $15.3 million and approximately $10.0 million in cash paid to the Mergent Systems stockholders.

         We estimated that approximately $5.1 million of the $148.4 million purchase consideration represented purchased in-process research and development that has not yet reached technological feasibility and has no alternative future use. Accordingly, we charged this amount to operations in the nine months ended September 30, 2000. A total of approximately $8.8 million of the purchase consideration was allocated to other intangible assets, including purchased technology ($7.9 million), assembled workforce ($373,000) and tradenames/patents ($555,000) and a total of approximately $133.1 million of the purchase consideration was allocated to goodwill with these amounts being amortized over periods of one to five years.

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

         The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from Mergent Systems. The calculation of value was then adjusted to reflect only the value creation efforts of Mergent Systems prior to the close of the acquisition. At the time of the acquisition, the product was approximately 75% complete with approximately $300,000 in estimated costs remaining, the majority of which are expected to be incurred in 2000. The technology is expected to be available for use in our products in the latter half of 2000 and have a technology life of approximately 3.5 years. The resultant value of in-process technology was further reduced by the estimated value of core technology, which was included in capitalized developed technology.

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

Amortization of Deferred Stock Compensation

         Amortization of deferred stock compensation totaled approximately $12.8 million and $1.8 million in the nine months ended September 30, 2000 and 1999, respectively. The increase in the amortization of deferred stock compensation in 2000 is related to the vesting schedule for certain options assumed in the acquisitions of CommerceBid, Mergent Systems and to a lesser degree, AppNet, as well as certain options granted to employees of CommerceBid and Mergent Systems at exercise prices less than the deemed fair market value on the grant date. The deferred stock compensation is being amortized over the vesting period of the related options using a graded vesting method. The vesting period of the options range from three to four years.

Amortization of Goodwill and Other Intangible Assets

         Amortization of goodwill and other intangible assets was $87.7 million for the nine months ended September 30, 2000 which was attributable to the amortization of goodwill and other purchased intangible assets resulting from the acquisitions of Veo Systems and CommerceBid during 1999, Mergent Systems in January 2000 and AppNet in September 2000.

         We expect to incur quarterly charges through September 2003 to amortization of goodwill and other intangible assets, from Veo Systems, Commerce Bid, Mergent Systems and AppNet, of approximately $146.0 million a quarter related to these acquisitions. After September 2003, we expect to incur quarterly charges of approximately $8.0 million to amortization of goodwill and other intangible assets, from the Veo Systems, Inc, Commerce Bid and Mergent Systems acquisitions. In the event of future acquisitions, we anticipate the amortization of goodwill and other intangible assets will increase.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically satisfied our cash requirements primarily through issuances of equity securities and lease and debt financing.

         Net cash provided by operating activities totaled approximately $10.4 million for the nine months ended September 30, 2000 as compared to net cash used in operating activities of approximately $9.5 million in the nine months ended September 30, 1999. Cash provided by operating activities for the nine months ended September 30, 2000 resulted primarily from the net losses in the respective quarters which was offset by an increase in deferred revenue as well as the amortization of goodwill and other intangible assets associated with the acquisitions of VEO Systems, CommerceBid, Mergent Systems and AppNet, and purchased in-process research and development associated with the acquisition of Mergent Systems. Net cash used in operating activities for the nine months ended September 30, 1999 resulted primarily from the net loss in the respective quarters partially offset by deferred revenue and the amortization of goodwill and deferred compensation and purchased in-process research and development associated with the VEO Systems acquisition.

         Net cash used in investing activities totaled approximately $46.3 million for the nine months ended September 30, 2000 as compared to approximately $9.6 million for the nine months ended September 30, 1999. The use in the current period resulted from the acquisition of capital assets, primarily computer and office equipment. Net cash used in investing activities during the nine months ended September 30, 1999 resulted from the purchase of property and equipment and note receivables from stockholders. We anticipate an increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

         Net cash provided by financing activities totaled approximately $292.1 million for the nine months ended September 30, 2000 as compared to approximately $120.1 million provided by financing activities in the nine months ended September 30, 1999. The cash provided in the nine months ended September 30, 2000 resulted primarily from the investment made pursuant to our partnership with SAP, AG of $250 million, as well as proceeds from the issuance of common stock upon the exercise of employee stock options. The cash provided in the nine months ended September 30, 1999 resulted from proceeds from the issuance of preferred stock and common stock upon the exercise of employee stock options.

         As of September 30, 2000, our principal sources of liquidity included approximately $354.7 million of cash, cash equivalents and short-term investments.

         We believe that our available cash resources will be sufficient to finance our presently anticipated operating losses and working capital expenditure requirements for at least the next twelve months. Our future liquidity and capital requirements will depend upon numerous factors. The rate of expansion of our operations in response to potential growth opportunities and competitive pressures will affect our capital requirements as will funding of continued net losses and substantial negative cash flows. Additionally, we may need additional capital to fund acquisitions of complementary businesses, products and technologies. Our forecast of the period of time through which its financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of the factors described above. If we require additional capital resources, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101, and any changes resulting from SAB 101 must be reported as a change in accounting principle in the quarter ending December 31, 2000. The adoption of SAB 101 will not have a material effect on our financial statements.


       In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which amended Statement No. 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment to FASB Statement No. 133" which amended Statement 133 with respect to four specific issues. We are required to adopt Statement 133 as amended, for the year ending December 31, 2001. We do not expect that the adoption of Statement 133 will have a material effect on our consolidated financial position or results of operations.

       We adopted Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) and Statement of Position 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" (SOP 98-4) as of January 1, 1998. SOP 97-2 and SOP 98-4 provide guidance for recognizing revenue on software transactions and supersede Statement of Position 91-1, "Software Revenue Recognition". The adoption of SOP 97-2 and SOP 98-4 did not have a material impact on our consolidated financial results.

       In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" (SOP 98-9). SOP 98-9 amends S0P 98-4 to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning after March 15, 1999. The adoption of SOP 98-9 did not have a material impact on our consolidated financial results.

RISK FACTORS

         This Form 10-Q and the documents incorporated by reference into this Form 10-Q contain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition and results of operations and business. Statements that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. These statements also include statements regarding our agreements with General Motors, Ford and DaimlerChrysler concerning the establishment of an electronic exchange for the automotive industry, the establishment of other exchanges, the growth of our business and related matters. These forward-looking statements are based upon current expectations, and are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, regulatory delays and issues, competitive pressures, difficulties in growing our business to meet our commitments, technical challenges and those discussed in this "Risk Factors" section and the risks discussed in our other filings with the Securities and Exchange Commission incorporated by reference into this Form 10-Q. An investment in our common stock involves a high degree of risk. In evaluating our stock, you should carefully consider the discussion of risk and uncertainties below.

WE HAVE A LIMITED OPERATING HISTORY, A HISTORY OF LOSSES AND HAVE YET TO ACHIEVE PROFITABLE.

         We incurred net losses of $63.3 million, $24.6 million and $11.2 million for the years ended December 31, 1999, 1998 and 1997, respectively, and $147.4 million for the nine months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of $250.0 million.

         In addition, we have a limited operating history that makes it difficult to forecast our future operating results. We expect to continue to substantially increase our sales and marketing, product development and general and administrative expenses and experience increased costs associated with the issuance of equity securities and the amortization of intangible assets as a result of our recent acquisition of AppNet, Inc., a provider of end-to-end Internet professional services, and other transactions. As a result, we will need to generate significant additional revenues to achieve and maintain profitability in the future. Although our revenues have grown in recent quarters, we cannot be certain that such growth will continue or that we will achieve sufficient revenues for profitability.

THE QUARTERLY FINANCIAL RESULTS OF COMPANIES IN OUR INDUSTRIES ARE PRONE TO SIGNIFICANT FLUCTUATIONS AND THIS COULD CAUSE OUR STOCK PRICE TO FALL.

         We believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful, and that such comparisons may not be accurate indicators of future performance. The operating results of companies in the electronic commerce industry have in the past experienced significant quarter-to-quarter fluctuations which may adversely affect us. As with other companies in this industry, our operating expenses, which include sales and marketing, product development, general and administrative expenses and amortization of intangible assets and deferred stock compensation, are based on our expectations of future revenues and are relatively fixed in the short term. Our fixed expenses will increase substantially as a result of our recent acquisition of AppNet, whose former business now largely makes up the business of our Global Services division. Further, our revenues will decline if AppNet's existing agreements with clients, which are now administered by Global Services, are terminated before engagements can be completed, of if Global Services is unable or otherwise does not enter into new engagements. If our revenues for a quarter fall below our expectations and we are not able to quickly reduce spending in response, our operating results for that quarter would be harmed. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall.

OUR FUTURE SUCCESS DEPENDS UPON OUR GLOBAL TRADING WEB PARTNERS DEVELOPING AND OPERATING SUCCESSFUL E-MARKETPLACES.

         We have established strategic relationships with various companies that have licensed our Buysite and MarketSite products in order to create e-marketplaces. We cannot assure you that these companies will be able to implement our products and services effectively, that they will develop and launch e-marketplaces or that buyers and suppliers will participate in their e-marketplaces. These companies may encounter delays in launching their e-marketplaces, in fully deploying these marketplaces and in achieving supplier participation in their marketplaces. Many of the companies that have agreed to launch MarketSites, or have indicated that they will launch MarketSites, have not yet done so. Additionally, although our technology architecture is designed to support the development of trading communities that can operate with each other, these marketplaces may not in fact operate with each other. If these or any other e-marketplaces are not successful, our business, operating results and financial condition will suffer.

IF OUR JOINT PRODUCT DEVELOPMENT RELATIONSHIPS ARE NOT SUCCESSFUL OUR BUSINESS COULD SUFFER.

         We have entered into relationships with various companies to jointly develop new software products. In particular, we recently entered into an agreement with SAP AG to jointly develop and market a comprehensive software solution for the business-to-business electronic commerce marketplace. These joint development and marketing relationships can be difficult to implement and may not succeed for various reasons, including:

     - operating differences between the companies and their respective employees;

     -   difficulties in coordinating sales and marketing efforts;

     - technical obstacles to combining existing software products or developing new compatible products; and

     - the need to divert significant management attention, technical and sales personnel and capital to these relationships.

         We cannot assure you that these joint development and marketing relationships will lead to successful new products, greater market penetration or increased revenues for us.

THE DEVELOPMENT OF LARGE, INDUSTRY OR GEOGRAPHICALLY SPECIFIC MARKETPLACES OR EXCHANGES ENTAILS CERTAIN RISK FOR US.

         Many of the e-marketplaces are intended to be very large and to include many of the most significant companies in the particular industry or region they address. These marketplaces include the proposed exchange with Covisint, an exchange owned primarily by General Motors, Ford and DaimlerChrysler. The development of these large trading exchanges will entail significant risks for us. These risks include:

     - the diversion of a significant portion of our management, technical and sales personnel to develop the exchange;

     - technical hurdles associated with developing an exchange on this scale and integrating it with companies' existing computer systems and those of other parties;

     -   antitrust issues arising from the creation of the exchanges;

     - difficulties reaching agreements with the founders of the exchanges and other parties concerning the establishment and development of the exchanges; and

     - all of the other risks of creating such exchanges described elsewhere in this Risk Factors section.

         These exchanges, including the proposed automotive exchange, may not be successfully established or operated. If we are not able to manage these risks, our business, results of operations and financial condition will suffer.

         In addition, the establishment and operation of these exchanges may raise issues under U.S. and foreign antitrust laws. To the extent that U.S. or foreign antitrust regulators take adverse action or establish rules or regulations with respect to the proposed exchange or business-to-business e-commerce exchanges in general, the establishment and growth of such exchanges may be delayed. Our revenues may suffer as a result.

BECAUSE OUR INDUSTRY IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY, WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO COMPETE EFFECTIVELY.

         The market for Internet-based, business-to-business electronic commerce solutions is extremely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. Because there are relatively low barriers to entry in the electronic commerce market, competition from other established and emerging companies may develop in the future. In addition, our customers and partners may become competitors in the future. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could harm our business, operating results or financial condition.

         Our competitors include Ariba, Freemarkets, i2, Oracle, PurchasePro, and VerticalNet. Certain of these competitors have announced plans to jointly offer business-to-business electronic commerce solutions to potential customers. These joint efforts could intensify the competitive pressure in our market. Many of our competitors have, and new potential competitors may have, more experience developing Internet-based software and end-to-end purchasing solutions, larger technical staffs, larger customer bases, more established distribution channels and customer relationships, greater brand recognition and greater financial, marketing and other resources than we have. In addition, competitors may be able to develop products and services that are superior to our products and services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing and future products and services. The business-to-business electronic commerce solutions offered by competitors may be perceived by buyers and suppliers as superior to ours.

         Our Global Services division, whose business is largely the former business of AppNet, faces intense and growing competition in the professional services market. Its competitors include e-business professional services providers, large information technology consulting services providers, electronic commerce software and service providers, and Internet access and service providers. Some of its competitors have longer operating histories and client relationships, greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition than it has. Global Services' competitors may also be able to respond more quickly to technological developments and changes in clients' needs. In addition, there are relatively low barriers to entry into its business. Global Services does not own any technologies that preclude or inhibit competitors from entering its markets. Its competitors may independently develop and patent or copyright technologies that are superior or substantially similar to its technologies. The costs to develop and provide e-business professional services are low.

WE MAY NOT BE ABLE TO HIRE AND RETAIN SUFFICIENT SALES, MARKETING, SERVICES AND TECHNICAL PERSONNEL THAT WE NEED TO SUCCEED BECAUSE THESE PERSONNEL ARE LIMITED IN NUMBER AND IN HIGH DEMAND.

         If we fail to hire and retain sufficient numbers of sales, marketing, services and technical personnel, our business, operating results and financial condition will be harmed. Competition for qualified sales, marketing, services and technical personnel is intense as these personnel are in limited supply, and we may not be able to hire and retain sufficient numbers of such personnel to grow our business. We need to substantially expand our sales operations and marketing efforts, both domestically and internationally, in order to increase market awareness and sales of our BuySite and MarketSite products and the related services that we offer. We will also need to significantly increase our technical and services staff to support the growth of our business and our increasing commitments to other parties. In particular, we will need to hire a significant number of technical personnel with various skill sets to establish and operate the large industry specific exchanges. Although we increased the size of our technical and services staff through the acquisition of AppNet, these employees may not remain with our organization in the future.

         In addition, the market price of our common stock has fluctuated substantially since its initial public offering in July 1999. Consequently, potential employees may perceive our equity incentives such as stock options as less attractive and current employees whose options are no longer priced below market value may choose not to remain with our organization. In that case, our ability to attract employees will be adversely affected. Furthermore, a substantial portion of the equity incentives previously granted to AppNet's officers accelerated and became substantially vested upon the closing of the acquisition. New options granted to these officers or other employees of AppNet at the current market price of our common stock may not be sufficient to retain these employees. Finally, should our stock price substantially decline, the retention value of stock options granted since our initial public offering will decline and our employees may choose not to remain with our organization.

WE MAY NOT BE ABLE TO EFFECTIVELY REDEPLOY APPNET'S PROFESSIONAL SERVICES PERSONNEL INTO OUR BUSINESS.

         We intend to gradually redeploy certain of AppNet's professional services personnel from AppNet's historical business to our business, both through Commerce One Global Services and our wider organization. In order for this redeployment to be successful, we will need to retain these personnel, incentivize them to work in our business and train many of them to implement our MarketSite and BuySite products and build customized services for our e-marketplaces. Further, as we shift personnel from AppNet's historical business to our business, we may realize decreasing revenues from AppNet's business. The revenues that we realize from redeploying these personnel to our business may be less than the revenues generated from their activities at AppNet. The redeployment of these personnel may also be expensive. We may not be able to successfully redeploy these personnel and a failed redeployment may have a material adverse effect on our business, results of operations or financial condition.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN RECENT PERIODS AND FAILURE TO MANAGE THIS GROWTH COULD STRAIN OUR MANAGEMENT AND OTHER RESOURCES.

         Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Future expansion efforts could be expensive and put a strain on management and resources. We have increased, and plan to continue to increase, the scope of our operations at a rapid rate. Our headcount has grown and will continue to grow substantially. At September 30, 2000, we had a total of 3,216 employees, including the addition of 1,454 employees as a result of the AppNet acquisition, and at December 31, 1999 we had a total of 594 employees. In addition, we expect to continue to hire a significant number of new employees in the near future. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. We may not be able to do this effectively.

WE MAY NOT BE ABLE TO INTEGRATE ACQUISITIONS INTO OUR BUSINESS EFFECTIVELY.

         As part of our business strategy, we have made and expect to continue to make acquisitions of businesses that offer complementary products, services and technologies such as our recent acquisition of AppNet, a provider of end-to-end Internet professional services. We have limited experience acquiring businesses, and may not acquire such businesses on favorable terms or be able to integrate such organizations into our business successfully. Our acquisitions are and will be accompanied by the risks commonly encountered in acquisitions of businesses, including, among other things:

     -   the possibility that we pay more than the acquired business is worth;

     - the difficulty of integrating the operations and personnel of the acquired business into our business;

     -   the difficulty of integrating service and product offerings;

     - the difficulty of integrating technology, back office, accounting and financial systems;

     -   the potential disruption of our ongoing business;

     -   the distraction of management from our business;

     - the inability of management to maximize our financial and strategic position; and

     - the impairment of relationships with, and difficulty of retaining, employees and customers.

         Further, our acquisitions and investments may have financial consequences such as:

     -   potentially dilutive issuances of equity securities;

     -   one-time write-offs;

     -   incurrence of contingent liabilities; and

     - increased net loss resulting from the purchase method of accounting for acquisitions, such as that of AppNet, pursuant to which we incur amortization expenses related to goodwill, other intangible assets, and deferred stock compensation.

         These risks could have a material adverse effect on our business, financial condition and results of operations.

OUR LENGTHY SALES CYCLE COULD CAUSE DELAYS IN REVENUE GROWTH.

         The period between our initial contact with a potential customer and the purchase of our products and services is often long and may have delays associated with the lengthy budgeting and approval process of our customers. Historically, our typical sales cycle has been approximately three to six months and potentially longer in the case of larger, industry-focused exchanges. This lengthy cycle could have a negative impact on the timing of our revenues, especially our realization of any transaction-based revenues.

         We believe that a customer's decision to purchase our products and services is discretionary, involves a significant commitment of resources, and is influenced by customer budgetary cycles. To successfully sell our products and services, we generally must educate potential customers regarding the use and benefit of our products and services, which can require significant time and resources. Many of our potential customers are large enterprises that generally take longer to make significant business decisions.

OUR FUTURE REVENUES DEPEND UPON OUR ABILITY TO INCREASE BUSINESS SERVICE AND TRANSACTION FEE REVENUE FROM OUR E-MARKETPLACES.

         To date, we have derived a substantial portion of our revenues from licensing our MarketSite and BuySite products to customers and providing related implementation, support and maintenance services. A significant portion of these revenues have come from the recognition of one-time license fees by customers. Although our revenues from business services has grown recently, our transaction-based revenue has been immaterial to date. Our business model calls for a significant portion of our revenues in the future to be derived from business services and transaction based fees. If such revenues do not materialize, our business will suffer.

OUR CUSTOMER BASE IS CONCENTRATED AND OUR SUCCESS DEPENDS IN PART ON OUR ABILITY TO RETAIN EXISTING CUSTOMERS.

         In calendar 1999, Toronto Dominion accounted for 21% of our total revenues, Singapore Telecommunications accounted for 15%, and British Telecommunications accounted for 11%. In the third quarter of 2000, no customers accounted for more than 10% of our total revenues. The significant contribution of these customers to our revenues in the periods described generally reflects the payment by these customers of large one-time license fees to us. We do not have long-term contractual commitments from any of our current customers and our customers may terminate their contracts with us with little or no advance notice and without significant penalty to them. As a result, we cannot assure you that any of our current customers will be customers in future periods. A customer termination would not only result in lost revenues, but also the loss of customer references that are necessary for securing future customers.

IF SUPPLIERS DO NOT PARTICIPATE IN THE E-MARKETPLACES, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

         E-marketplaces will be attractive to suppliers only if a significant number of buyers are willing to purchase goods and services through the e-marketplaces. Suppliers incur costs making information relating to their goods and services available on these trading communities and thus must realize additional revenues to justify their continued participation in these trading communities. Suppliers may not remain in the e-marketplaces or join these communities in sufficient numbers to make them successful.

WE DEPEND UPON CONTINUING OUR RELATIONSHIP WITH THIRD-PARTY INTEGRATORS WHO SUPPORT OUR SOLUTIONS.

         Our success depends upon the acceptance and successful integration by customers and their suppliers of our BuySite and MarketSite products. Our current customers and potential customers and their related suppliers often rely on third-party systems integrators such as Andersen Consulting, PricewaterhouseCoopers and Cambridge Technology Partners and others to develop, deploy and manage their Internet-based, business-to-business electronic commerce platforms and solutions. We and our customers will need to continue to rely on these systems integrators even as we increase the size of our professional services organization. If large systems integrators fail to continue to support our solution or commit resources to us, if any of our customers or suppliers are not able to successfully integrate our solution or if we are unable to adequately train our existing systems integration partners, our business, operating results and financial condition could suffer.

OUR STRATEGY OF STRATEGIC RESELLING THROUGH PARTNERS MAY NOT BE SUCCESSFUL.

         We have established strategic relationships with companies that resell our existing BuySite and Marketsite applications to our customers. These relationships are new and this strategy is unproven. We cannot assure you that any of these companies, or those we may appoint in the future, will be able to resell our product solution sets to a sufficient number of customers, or that those customers will purchase our applications and more importantly, connect into e-marketplaces. Further, we may encounter disagreements from time to time with companies concerning the terms of their reseller agreements. To date, a few of our partners have been unsuccessful in reselling our BuySite products. If our current or future strategic partners are not able to successfully resell our BuySite products, our business will suffer.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

         Our future success depends upon the continued service of our executive officers and other key personnel, and none of our current executive officers other than Jay M. Tenenbaum, our Senior Vice President and Chief Scientist, are bound by an employment agreement for any specific term. Any of our officers may leave our organization in the future. In particular, the services of Mark Hoffman, our Chief Executive Officer, Robert Kimmitt, our President, and Chuck Donchess, our Executive Vice President and Chief Strategy Officer, would be difficult to replace. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition would be seriously harmed.

WE INTEND TO CONTINUE TO EXPAND OUR INTERNATIONAL OPERATIONS AND THESE EFFORTS MAY NOT BE SUCCESSFUL IN GENERATING ADDITIONAL REVENUES.

         We have generated significant international revenues and are planning to increase our international operations and sales efforts. However, we may not be able to continue to increase international revenues and the risks of international sales and operations may harm us.

         International business involves inherent risks, and we anticipate the risks that may affect us include:

     - unexpected changes in regulatory requirements and tariffs that may be imposed on electronic commerce;

     -   seasonal reductions in business activity;

     - difficulties in staffing and managing foreign offices as a result of, among other things, distance, language and cultural differences;

     - longer payment cycles and greater difficulty in accounts receivable collection;

     -   potentially harmful tax consequences, including withholding tax issues;

     -   fluctuating exchange rates;

     -   price controls or other restrictions on foreign currency;

     -   difficulties in obtaining export and import licenses; and

     -   foreign antitrust regulation.

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

         If the market for our products and services fails to develop and grow or we fail to gain acceptance in this market, this failure would harm our business, operating results and financial condition. Our market is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements. To be successful, we must adapt to the rapidly changing market by continually improving the performance, features and reliability of our products and services or else our products and services may become obsolete. We could also incur substantial costs to modify our products, services or infrastructure in order to adapt to these changes. Our business, operating results and financial condition could be harmed if we incur significant costs without adequate results, or are unable to adapt rapidly to these changes.

SECURITY RISKS OF ELECTRONIC COMMERCE MAY DETER FUTURE USE OF OUR PRODUCTS AND SERVICES.

         A fundamental requirement to conduct Internet-based, business-to-business electronic commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches of the e-marketplaces, or well publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may not be sufficient to prevent a compromise or breach of the algorithms we use to protect content and transactions on e-marketplaces or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information.

         Our Global Services division provides e-business services that rely on encryption and authentication technology licenses from third parties to provide the security and authentication needed to safely transmit confidential information. Unauthorized access, computer viruses, or the accidental or intentional acts of Internet users, current and former employees or others could jeopardize the security of confidential information and create delays or service interruptions at the Global Services e-business outsourcing centers. Such disruptions or breaches in security could result in liability and in the loss of existing clients or the deterrence of potential clients.

FAILURE TO EXPAND INTERNET INFRASTRUCTURE COULD LIMIT OUR FUTURE GROWTH.

         The recent growth in Internet traffic has caused frequent periods of decreased performance, and if Internet usage continues to grow rapidly, its infrastructure may not be able to support these demands and its performance and reliability may decline. If outages or delays on the Internet occur frequently or increase in frequency, overall Internet usage, including usage of our products and services, could grow more slowly or decline. Our ability to increase the speed and scope of our services to customers is ultimately limited by and depends upon the speed and reliability of both the Internet and our customers' internal networks. Consequently, the emergence and growth of the market for our services depends upon improvements being made to the entire Internet as well as to its individual customers' networking infrastructures to alleviate overloading and congestion. If these improvements are not made, the ability of our customers to utilize our solution will be hindered, and our business, operating results and financial condition may suffer.

CONTINUED ADOPTION OF THE INTERNET AS A METHOD OF CONDUCTING BUSINESS IS NECESSARY FOR OUR FUTURE GROWTH.

         The market for Internet-based, business-to-business electronic commerce products is relatively new and is evolving rapidly. Our future revenues and any future profits depend upon the widespread acceptance and use of the Internet as an effective medium of business-to-business commerce, particularly as a medium to perform procurement and fulfillment functions. The acceptance and use of the Internet for business-to-business commerce could be limited by a number of factors, such as the growth and use of the Internet in general, the relative ease of conducting business on the Internet, the efficiencies and improvements that conducting commerce on the Internet provides, concerns about transaction security and taxation of transactions on the Internet. The failure of the Internet to continue to develop as a commercial or business medium or of significant numbers of buyers and suppliers to conduct business-to-business commerce on the Internet would harm our business, operating results and financial condition.

IF WE RELEASE PRODUCTS CONTAINING DEFECTS, WE MAY NEED TO HALT FURTHER SHIPMENTS UNTIL WE FIX THE DEFECTS, AND OUR BUSINESS AND REPUTATION MAY BE HARMED.

         Products as complex as ours often contain unknown and undetected errors or performance problems. Many defects are frequently found during the period immediately following introduction and initial shipment of new products or enhancements to existing products. Although we attempt to resolve all errors that we believe would be considered serious by our customers before shipment to them, our products are not error-free. These errors or performance problems could result in lost revenues or delays in customer acceptance and would be detrimental to our business and reputation. In the past, defects in our products have delayed their shipments after those products have been commercially introduced. While these delays have not been material to date, undetected errors or performance problems in our existing or future products may be discovered in the future and known errors currently considered minor may in the future be considered serious by our customers. Any delays in releasing new products, due to defects, the need for further enhancements or otherwise, could adversely affect our revenues.

IF OUR POTENTIAL CUSTOMERS ARE NOT WILLING TO SWITCH TO OR ADOPT OUR ELECTRONIC COMMERCE SOLUTION, OUR GROWTH AND REVENUES WILL BE LIMITED.

         The failure to generate a large customer base would harm our growth and revenues. This failure could occur for several reasons. Some of our business-to-business electronic commerce competitors charge their customers large fees upon the execution of customer agreements. Businesses that have made substantial up-front payments to our competitors for electronic commerce solutions may be reluctant to replace their current solution and adopt our solution. As a result, our efforts to create a larger customer base may be more difficult than expected even if it is deemed to offer products and services superior to those of our competitors. Further, because the business-to-business electronic commerce market is new and underdeveloped, potential customers in this market may be confused or uncertain about the relative merits of each electronic commerce solution or which electronic commerce solution to adopt, if any. Confusion and uncertainty in the marketplace may inhibit customers from adopting our solution, which could harm our business, operating results and financial condition.

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

         We have in the past received letters suggesting that we are infringing the intellectual rights of others and we may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our existing products without incurring liability to third parties, our products and services may be found to infringe on the intellectual property rights of third parties.

         In addition, we have agreed, and may agree in the future, to indemnify customers against claims that our products infringe upon the intellectual property rights of others. We could incur substantial costs in defending ourselves and our customers against infringement claims. In the event of a claim of infringement, we and our customers may be required to obtain one or more licenses from third parties. We or our customers may not be able to obtain necessary licenses from third parties at a reasonable cost or at all.

FAILURE TO PROTECT INTELLECTUAL PROPERTY RIGHTS OR MAINTAIN RIGHTS TO USE LICENSED INTELLECTUAL PROPERTY COULD HAVE ADVERSE EFFECTS.

         In connection with its e-business professional services, our Global Services division develops intellectual property for its clients. Global Services frequently assigns ownership of such intellectual property to the client and retains only a license for limited uses. Issues relating to ownership of and rights to use such intellectual property can be complicated. Global Services may become involved in disputes that affect its ability to resell or reuse this intellectual property. In addition, many projects involve the use of material that is confidential or proprietary client information. The successful assertion of one or more large claims against Global Services by its clients or other third parties could have a material adverse effect on it.

BECAUSE THE PROTECTION OF OUR PROPRIETARY TECHNOLOGY IS LIMITED, OUR PROPRIETARY TECHNOLOGY COULD BE USED BY OTHERS.

         Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, patent, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have no issued patents to date. We may not be able to protect our intellectual property rights adequately in the United States or abroad.

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

WE MAY NOT HAVE ADEQUATE BACK-UP SYSTEMS, AND A DISASTER COULD DAMAGE OUR OPERATIONS.

         We currently do not have a disaster recovery plan in effect and do not have fully redundant systems for service at an alternate site. A disaster could severely harm our business because our service could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems in our principal facilities in Pleasanton, Santa Clara, Mountain View and Cupertino, California, which exist on or near known earthquake fault zones. We also depend upon third parties to host most of its e-marketplaces and some of these third parties are also located in the same earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events.

         In the event our Global Services division's hardware malfunctions and its back-up systems fail, it may not be able to maintain its standard of service to its customers. If Global Services was unable to provide e-business outsourcing services at either of its e-business outsourcing centers, it would materially adversely impact its ability to continue to provide the type of e-business outsourcing services processed through that center.

WE MAY HAVE POTENTIAL LIABILITY TO CLIENTS WHO ARE DISSATISFIED WITH OUR PROFESSIONAL SERVICES.

         We design, develop, implement and manage electronic commerce solutions that are crucial to the operation of their clients' businesses. Defects in the solutions they develop could result in delayed or lost revenues, adverse customer reaction and negative publicity or require expensive corrections, any of which could have a material adverse effect on our business, financial condition or results of operations. Clients who are not satisfied with these services could bring claims against us for substantial damages. Any claims asserted could exceed the level of our insurance. There can be no assurance that the insurance we carry will continue to be available on economically reasonable terms, or at all. The successful assertion of one or more large claims that are uninsured, exceed insurance coverage or result in changes to insurance policies, including premium increases, could have a material adverse effect on our business, financial condition or results of operations.

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

         Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. We must comply with new regulations in both Europe and the United States, as well as any other regulations adopted by other countries where we may do business. The growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, as well as new laws governing the taxation of Internet commerce. Compliance with any newly adopted laws may prove difficult and may harm our business, operating results and financial condition.

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

INTEREST RATE RISK

         At September 30, 2000, we had cash, highly liquid investments and short-term investments of approximately $354.7 million, compared to $116.2 million at September

30, 1999, which consist of cash and highly liquid investments. These investments may be subject to interest rate risk and will decrease in value if market interest rates decrease. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at September 30, 2000 would cause the fair market value of our cash and cash equivalents to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

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

PART II

OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 14, 2000, Commerce One and SAP Aktiengesellschaft entered into a stock purchase agreement (and related agreements) providing for Commerce One's sale of up to $250 million worth of its common stock to SAP AG. Upon the signing of the stock purchase agreement, we issued 3,851,233 shares of our Common Stock to SAP AG for an aggregate purchase price of $175 million. On September 18, 2000, we issued an additional 1,208,313 shares of our Common Stock to SAP AG for an aggregate purchase price of $75 million. Both issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because of the limited number of investors, the sophistication and accreditation of the investor, and the manner in which the transactions were conducted.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits



         10.21+            Strategic Alliance Agreement, dated September 18,
                           2000, by and between Commerce One, Inc., SAP AG and
                           SAP Markets, Inc.

         10.22 Senior Management Agreement, dated June 20, 2000, by and Between Commerce One, Inc. and Ken S. Bajaj

         27.1              Financial Data Schedule



+ The registrant is seeking confidential treatment of certain portions of this exhibits from the Commission. The omitted portions have been separately filed with the Commission.

(b)      Reports on Form 8-K

         The following reports where filed on Form 8-K during the three months ended September 30, 2000:



         FORM              FILING DATE               EVENT REPORTED



         8-K               9/28/00                   Agreement and Plan
                                                     of Reorganization and
                                                     Merger, dated June 20, 2000
                                                     by and among Commerce One,
                                                     Inc., Constitution



                                                     Acquisition Corporation and
                                                     AppNet, Inc.

         8-K               7/31/00                   Agreement and Plan of Reorganization and
                                                     Merger, dated June 20, 2000 by and among
                                                     Commerce One, Inc., Constitution
                                                     Acquisition Corporation and AppNet, Inc.
                                                     And related Financial Statements

         8-K               7/26/00                   Request for information regarding the
                                                     proposed automotive exchange among
                                                     Commerce One, Inc., General Motors,
                                                     Ford, DaimlerChrysler and certain other
                                                     Companies was made by the Federal Trade
                                                     Commission and Antitrust Division of the
                                                     Department of Justice



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COMMERCE ONE, INC.

Dated:            November 14, 2000            /s/ Peter F. Pervere
                                             ---------------------------------
                                             Peter F. Pervere
                                             Senior Vice President and Chief
                                             Financial Officer (Principal
                                             Financial Officer)

Dated:            November 14, 2000            /s/ Mark B. Hoffman
                                             ---------------------------------
                                             Mark B. Hoffman
                                             Chief Executive Officer and
                                             Chairman of the Board (Principal
                                             Executive Officer)