Form 10-K
period 2000-12-31
COMMERCE ONE INC
filed 2001-04-02
CIK 1069450

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER 000-26453
                           --------------------------
                               COMMERCE ONE, INC.
             (Exact name of Registrant as Specified in its Charter)

                 DELAWARE                                   68-0322810
     (State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
      Incorporation or Organization)

                              4440 ROSEWOOD DRIVE
                              PLEASANTON, CA 94588
          (Address of Principal Executive Offices including Zip Code)

                                 (925) 520-6000
              (Registrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                Common Stock, $0.0001 par value (title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of March 23, 2001, was $2,015,910,914 based upon the last sales price reported for such date on The Nasdaq Stock Market's National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

    As of March 23, 2001 there were 196,590,711 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant's Annual Meeting of Stockholders to be held on May 30, 2001.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               COMMERCE ONE, INC.

                        2000 ANNUAL REPORT ON FORM 10-K

                                     INDEX

                                                                                        PAGE
                                                                                      --------
PART I.

Item 1.                 Business and Risk Factors...................................      3

Item 2.                 Properties..................................................     22

Item 3.                 Legal Proceedings...........................................     22

Item 4.                 Submission of Matters to a Vote of Security Holders.........     22

PART II.

Item 5.                 Market for the Registrant's Common Equity and Related
                        Stockholder Matters.........................................     22

Item 6.                 Selected Consolidated Financial Data........................     23

Item 7.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     24

Item 7a.                Quantitative and Qualitative Disclosures About Market
                        Risks.......................................................     34

Item 8.                 Consolidated Financial Statements and Supplementary Data....     35

Item 9.                 Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosures...................................     61

PART III.

Item 10.                Directors and Executive Officers of the Registrant..........     61

Item 11.                Executive Compensation......................................     61

Item 12.                Security Ownership of Certain Beneficial Owners and
                        Management..................................................     61

Item 13.                Certain Relationships and Related Transactions..............     61

PART IV.

Item 14.                Exhibits, Consolidated Financial Statement Schedules and
                        Reports on Form 8-K.........................................     62

SIGNATURES..........................................................................     66

EXHIBITS INDEX......................................................................     69

                                     PART I
                           FORWARD-LOOKING STATEMENTS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING THE MARKET LEADERSHIP OF COMMERCE ONE AS A PROVIDER OF E-COMMERCE SOLUTIONS, PLANS FOR THE CONTINUED EXPANSION OF OUR INTERNATIONAL OPERATIONS, OUR ABILITY TO PROVIDE E-MARKETPLACE SOLUTIONS WHICH ENABLE BUSINESSES REALIZE COST SAVINGS AND REVENUE OPPORTUNITIES, THE EXPECTED COMPLETION DATE OF THE EXTERPRISE ACQUISITION, THE ANTICIPATED INCREASE IN AMORTIZING GOODWILL AND OTHER INTANGIBLE ASSETS IN THE EVENT OF FUTURE ACQUISITIONS, THE NECESSITY OF INVESTING IN PRODUCT DEVELOPMENT FOR FUTURE SUCCESS, AND OUR BELIEF THAT WE HAVE SUFFICIENT CASH RESOURCES TO FINANCE OUR OPERATING LOSSES AND CAPITAL EXPENDITURES FOR THE NEXT TWELVE MONTHS. THE WORDS "BELIEVE," "EXPECT," "INTEND," "PLAN," "PROJECT," "WILL" AND SIMILAR PHRASES AS THEY RELATE TO COMMERCE ONE ALSO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEWS AND ASSUMPTIONS OF COMMERCE ONE, AND ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE RISK FACTORS DESCRIBED IN THIS ANNUAL REPORT.

    COMMERCE ONE, INC. IS HEREINAFTER SOMETIMES REFERRED TO AS "THE REGISTRANT," "THE COMPANY," "COMMERCE ONE," "WE" AND "US."

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

    Commerce One is a leading provider of business-to-business e-commerce solutions. We help Global 2000 organizations realize the value of the Internet by building collaborative electronic communities known as "e-marketplaces." Our e-marketplace solutions enable organizations to integrate supply chains, gain efficiencies in the procurement of direct and indirect goods and services, and improve the customer and supplier experience.

    Founded as DistriVision in 1994, we became Commerce One in 1997 and re-incorporated in Delaware in 1999. Our worldwide headquarters are located at 4440 Rosewood Drive, Pleasanton, CA 94588. We can be reached at 925.520.6000 and info@commerceone.com.

THE COMMERCE ONE SOLUTION

    Commerce One helps Global 2000 organizations realize the value of the Internet. We provide our customers with complete public e-marketplace solutions, private e-marketplace solutions and e-marketplace access solutions. Each solution includes a combination of strategic assistance, software, and services to build, customize and maintain e-marketplaces. This approach helps our customers accelerate their time to market, leverage existing IT assets, and achieve their strategic and financial goals.

    The Commerce One e-marketplace solution is designed to create a network of interoperable marketplaces, trading communities, and commerce portals, bringing together the world's largest buyers and suppliers. This e-marketplace solution delivers real-time interactivity among trading partners as well as integration with existing legacy systems and applications.

COMMERCE ONE PUBLIC E-MARKETPLACE SOLUTION

    The Commerce One public e-marketplace solution is an integrated set of products and services which allow our customers to build and run e-marketplace businesses focused on automating inter-company business processes. The typical public e-marketplace customer is an entity interested in building an e-marketplace as a business, an existing business that wishes to take advantage of other e-marketplaces for its own operation, or both. Our systematic approach and experience allows our customers to focus on their core business while we build the e-marketplace. Our solutions are customized to fit the specific needs of customers to address the unique needs of their business plan and industry.

COMMERCE ONE PRIVATE E-MARKETPLACE SOLUTION

    Our private e-marketplace solution is also an integrated package of products and services. A private e-marketplace, however, is a trading community owned and maintained by a single organization to bring together its own customers, partners and suppliers to optimize the transfer of information, money, goods and services. Customers use our private e-marketplace solution to reduce inefficiencies and costs across the supply chains, to improve the customer and supplier experiences, and to improve time-to-market and product profitability. Private e-marketplaces also can leverage existing IT assets as well as emerging Internet assets such as public marketplaces and the Global Trading Web. Examples of likely private e-marketplace customers are industry leaders who want to accelerate product delivery cycles, brand-conscious businesses that want to strengthen the customer experience, and IP-driven businesses that need to ensure confidentiality of business information.

COMMERCE ONE E-MARKETPLACE ACCESS SOLUTION

    Commerce One's e-marketplace access solution provides "on ramp" capabilities so that customers can access public or private e-marketplaces. This integrated set of products and services allows customers to gain many of the benefits that e-marketplaces offer while requiring a smaller infrastructure investment.

KEY ATTRIBUTES OF COMMERCE ONE SOLUTIONS

OPEN PLATFORM

    Through XML technology, we have created an open platform for building interoperable e-marketplaces. XML servers enable the creation and secure transmission of XML documents over the Internet. This server also provides software development capabilities for the creation of new XML document-based services. In addition, we have developed an XML schema language, "schema for object specification" or "SOX," that extends base XML documents. We have also created a common business library (xCBL)--currently xCBL 3.0--designed to enable a common semantic framework for uniting disparate business document types. We believe that XML is emerging as a foundation of an industry standard for business-to-business e-commerce.

SCALABLE ARCHITECTURE

    By combining our Microsoft Windows distributed Internet applications framework into a unified architecture, we are able to focus on creating additional business functionality in our solutions, rather than building and maintaining complex infrastructure code. We have also designed our solution to be able to grow our infrastructure through the simple addition of low-cost systems that utilize Intel microprocessors and the NT operating system. This framework allows us to leverage technologies such as resource pooling, message queuing, security services, and coordination and distribution of transactions, components and services.

GLOBAL REACH

    Founded by Commerce One in 1999, the Global Trading Web is the world's largest business-to-business trading community. Through its more than 141 e-marketplaces across 54 countries, this global network of e-marketplaces promotes the acceleration of global trade with reduced costs associated for partners, buyers and suppliers. These e-marketplaces interoperate around the globe through our open and scalable XML-based standards, allowing regional trading partners and industry specific players to streamline business-to-business processes and global supply chain strategies.

PRODUCTS

MARKETSITE OPERATING ENVIRONMENT

    Commerce One's MARKETSITE OPERATING ENVIRONMENT is the industry's leading open foundation for e-marketplaces. Today, MARKETSITE OPERATING ENVIRONMENT is the foundation for over 141 e-marketplaces as well as the Global Trading Web, the world's largest business-to-business trading community. In addition, it is the foundation for MARKETSET, the joint e-marketplace solution from Commerce One and SAP, AG and SAPMarkets, Inc. ("SAP").

    Now in its fourth generation, MARKETSITE OPERATING ENVIRONMENT is a robust foundation for rapidly and cost-effectively building e-marketplaces that link multiple trading partners in a collaborative environment. With its open and scalable architecture, MARKETSITE OPERATING ENVIRONMENT enables organizations to integrate disparate inter-enterprise business processes, existing/legacy systems, and third party applications and services. In addition, the MARKETSITE OPERATING ENVIRONMENT helps organizations expand globally through e-marketplace interoperability. MARKETSITE OPERATING ENVIRONMENT powers the e-marketplaces within the Global Trading Web.

MARKETSET

    MARKETSET, the joint e-marketplace offering from Commerce One and SAP, is our most advanced offering. MarketSet is designed to transform linear supply chains into collaborative communities to accelerate time-to-market, reduce costs, improve product profitability and strengthen customer and supplier relationships.

    MARKETSET offers integrated applications supporting end-to-end business processes for procurement, order management, auctions, content management, planning, design, and analysis. The architecture of MARKETSET makes the e-marketplace open to virtually any buying, selling and enterprise application on-ramp, marketplace-to-marketplace transaction, and value-added capabilities and services, such as multiple payment methods, content sourcing, services and logistics.

    MARKETSET allows trading partners to:

    - Gain efficiencies throughout the entire procurement process;

    - Connect to more markets and sources;

    - Cut procurement cycle times;

    - Reduce supply chain management costs;

    - Reduce inventory buffers;

    - Extend existing enterprise capabilities; and

    - Decrease time to market.

NET MARKET MAKER

    NET MARKET MAKER solution is our turnkey e-marketplace product designed to enable primarily small and medium sized businesses to create trading communities with a smaller infrastructure investment. Based on the MARKETSITE OPERATING ENVIRONMENT, it offers the fastest time to market of our e-marketplace products by leveraging the transaction-processing capabilities of an existing e-marketplace. NET MARKET MAKER includes a marketplace builder, a customisable user interface, a content engine and procurement components. In conjunction with access to an existing e-marketplace, this cost-effective solution allows customers to build a fully functioning, customized e-marketplace. Many of these components are offered on a subscription basis as an ASP service.

ENTERPRISE BUYER

    ENTERPRISE BUYER is our flagship procurement product that streamlines the purchasing of direct and indirect goods and services. Co-engineered with SAP, ENTERPRISE BUYER is our most comprehensive web-based, e-procurement solution with collaborative planning, strategic sourcing, and content management capabilities to manage the entire supply chain. By serving as an "on-ramp" to global e-marketplaces, ENTERPRISE BUYER enables enterprises to achieve inter-enterprise efficiencies by reducing purchasing cycle times, lowering the total cost of goods and services, and minimizing inventory-carrying costs.

    ENTERPRISE BUYER is available in two primary configurations. ENTERPRISE BUYER DESKTOP is our recommended solution for the procurement of indirect goods. Key features include: (1) an easy to use, Web-based interface; (2) a powerful multi-supplier catalog with advanced search capabilities; (3) a robust workflow module; and (4) easily configured business rules and transactions capabilities. ENTERPRISE BUYER PROFESSIONAL adds other advanced capabilities, including easier procurement of direct goods and supply chain management.

SERVICES

    Commerce One Global Services provides a critical component of our solution strategy by helping customers implement, operate and expand their e-marketplaces. Commerce One Global Services delivers comprehensive design, planning, analysis, systems integration, implementation, technical support, and operations services to help deliver the total Commerce One solution. The cornerstone of our services framework is our MARKETWISE e-marketplace delivery process, our leading solution-based approach to delivering e-marketplaces. Founded largely through our acquisition of AppNet in 2000, Global Services is divided into six regions to meet the local requirements of our global customers, four in the United States, and one each in EMEA and Asia Pacific.

MARKETPLACE MANAGEMENT GROUP

    We deliver services to our e-marketplace partners through an integrated framework called the MARKETPLACE MANAGEMENT GROUP (MMG). The MMG was formed in the third quarter of 2000 to develop a management structure and process that integrates all Commerce One streams of activity flowing into the exchanges with the objective of maximizing their success as developing enterprises. MMG programs position Commerce One as a true partner with each marketplace and provide a network of experiences and best practices to each. Since its formation, the structured approach to marketplace management and planning has substantially improved our ability to deploy the right resources against clearly defined and prioritized opportunities and challenges. The MMG has placed general managers at our mega-marketplaces as further demonstration of Commerce One's commitment to actively participate in the marketplace's lifecycle. Through the general managers, Commerce One has launched a focused initiative designed to boost marketplace use and value.

PRIMARY SERVICES OFFERINGS

    E-MARKETPLACE ACCESS SERVICES. CommerceOne.net provides customers with our NET MARKET MAKER and ENTERPRISE BUYER products access to the transaction processing capabilities of our MARKETSITE OPERATING ENVIRONMENT. This enables customers who do not currently wish to invest in a stand-alone private or public e-marketplace to take advantage of our business-to-business offerings.

    COMMERCE ONE HOSTING SERVICES. For e-marketplace builders, buyers and suppliers who would rather not host the applications they license from Commerce One, we offer full hosting services through our partners. These services allow Commerce One to further tailor our solutions to the preferences and needs of particular customers.

    COMMERCE ONE CONTENT SERVICES. Content Services provides the processes and the tools to automate and aggregate catalog content from multiple suppliers to create a scalable resource across the e-marketplace. Provided through our Content Refinery and Solutions tools, this solution provides both manual and automated options for acquiring and aggregating content from supplier catalogs. Advanced elements of this solution provide advanced aggregation, search and rationalization capabilities.

    COMMERCE ONE SOURCING SERVICES. Sourcing Services is a leading solution for RFQ-driven procurement of direct materials, indirect materials, services, and assets. These services enable companies to source or liquidate goods and services based on preferred vendor relationships, vendor capabilities, vendor consolidation or interactive customer bidding.

    COMMERCE ONE AUCTION SERVICES. Building on our acquisition of CommerceBid in November 1999, Commerce One has continued to build auctions capabilities for our e-marketplace customers. Trading partners can use our auction solutions to conduct a wide range of buy-side and sell-side auctions.

    COMMERCE ONE FINANCIAL SERVICES. Financial Services helps e-marketplaces automate financial transactions through a variety of services, including invoicing, payment advice, tax, payment processing, funds transfer, credit establishment and cash management.

    COMMERCE ONE LOGISTICS SERVICES. Logistics Services is an e-marketplace service that drives supply chain efficiency by effective management of shipping and logistics activities. These services include access to global trade experts, licensed customs brokers and vertical market specialists, and transportation provider performance.

    COMMERCE ONE EDUCATION SERVICES. Education Services leads the development and deployment of technical, functional and end-user education for Commerce One customers and partners. In addition, Education Services provides learning solutions on Commerce One products to internal audiences. This training provides the knowledge and tools needed for the successful implementation and deployment of the Commerce One solution.

CUSTOMER SUPPORT

    Our Technical Support group provides day-to-day maintenance and support programs to help our customers and partners identify, manage and resolve their issues. Using on-line media access, call tracking and knowledge management systems, Technical Support provides a comprehensive range of services. During 2000, regional Technical Support centers were opened in Melbourne and Sophia Antipolis to provide multi-lingual support for our global customers.

STRATEGIC RELATIONSHIPS

    We have entered into several strategic relationships that are integral to establishing trading communities, implementing our solutions and developing our products. The continued establishment of strategic partnerships is a fundamental piece of our strategy as we expand our products and services and enter new markets. Our strategic partners for development and marketing include SAP, Microsoft, Accenture, PricewaterhouseCoopers, Cap Gemini Ernst & Young, Computer Sciences Corporation, Compaq and PeopleSoft. We co-develop and market joint solutions with SAP.

    Our regional and horizontal e-marketplace partners include British Telecom; Banamex; Cable & Wireless Optus; Deutsche Telekom; NTT Communications; Sesami.Net; Toronto Dominion Bank;

Citigroup and Swisscom AG. Our partners for vertical or "mega" exchanges include Covisint, Exostar, Trade-Ranger, Pantellos, Enporion, Quadrem and Forest Express.

RESEARCH AND DEVELOPMENT

    Our product development team employs object-oriented analysis and design principles to guide the development of an object-oriented system of software code. Our methodology allows us to exploit the capabilities of object-oriented programming languages like Visual Basic, C++ and Java to build reusable components and designs. This methodology also helps reduce the risks inherent in developing complex systems, and helps us design our solutions to meet the needs of our trading partners.

SALES AND MARKETING

    We market and sell our products and services to organizations through direct and indirect sales forces. As of December 31, 2000, we had 642 employees in our sales and marketing department. Our sales offices are located in the United States, the United Kingdom, France and Switzerland. Since our products and services touch upon multiple departments within an organization, our sales efforts are directed at multiple decision makers, frequently including the chief financial officer, chief information officer and vice president of procurement. We target our sales efforts at Global 2000 enterprises and their suppliers and have initiated vertical sales strategies targeted at the utilities, telecommunications, government and oil and gas markets.

    Our indirect sales force consists of support from SAP to sell our joint solutions, as well as support from third party integrators (including Accenture, PricewaterhouseCoopers and Cap Gemini Ernst & Young) and e-marketplace resellers and distributors. We have contractual relationships with these entities that involve sharing fees from the sale of products and services. Our marketing activities include seminar programs, trade shows, Web-site programs, public relation events and direct mailings. We are also engaged in an on-going effort to maintain relationships with key industry analysts.

INTELLECTUAL PROPERTY RIGHTS

    Our future success depends in part on our proprietary rights and technology. We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We have been issued one patent to date by the U.S. Patent and Trademark Office and we have filed and intend to file additional patent applications on our other proprietary technology. It may be possible for unauthorized third parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Certain end user license provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program may be unenforceable under the laws of some foreign countries. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Some of our agreements with our customers and development partners contain residual clauses regarding confidentiality and the rights of third parties to obtain the source code for our products. These provisions may curtail our ability to limit access to our intellectual property rights in the future.

    We license and will continue to license certain products integral to our products and services from third parties, including products which are integrated with internally developed products and used with our products to provide key content and services. We cannot assure you that these third party product licenses will continue to be available to us on commercially reasonable terms or that we will be able to successfully integrate such third party products into our solutions. Such product licenses may expose us to increased risks, including risks associated with the assimilation of new products, claims of infringement resulting from the use of such third party products, the diversion of resources from the development of our products, the inability to generate revenues from new products sufficient to offset associated acquisition costs and the maintenance of uniform, appealing products. The inability to obtain any of these licenses could result in delays in site development or services until equivalent products can be identified, licensed and integrated. Any such delays in site development or services could harm our business, operating results and financial condition.

    "COMMERCE ONE," "BUYSITE," "MARKETSITE," "MANY MARKETS. ONE SOURCE," "GLOBAL TRADING WEB," GLOBAL TRADING PLATFORM," "BUYSITE COMMON BUSINESS LIBRARY," "XML DEVELOPMENT KIT," "XML COMMERCE CONNECTOR," "MARKETVIEW," "SUPPLY ORDER" AND "VEO" are trademarks of Commerce One. "ENTERPRISE BUYER" and "MARKETSET" are trademarks of Commerce One and SAP. All other trademarks or service marks appearing in this Annual Report on Form 10-K are trademarks or service marks of the respective companies that use them.

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

    Our current and potential competitors include without limitation i2, Ariba, Oracle, Vertical Net and PeopleSoft. In addition, there are a number of companies developing and marketing business-to-business e-commerce solutions targeted at specific vertical markets. Some of these competitors offer Web-based solutions that are designed to enable an enterprise to buy more effectively from its suppliers. Other competitors are also attempting to migrate their technologies to an Internet-enabled platform. Some of these competitors and potential competitors include ERP vendors that are expected to sell their procurement products along with their application suites. These ERP vendors have a significant installed customer base and have the opportunity to offer additional products to those customers as additional components of their respective application suites.

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

EMPLOYEES

    As of December 31, 2000, we had 3,766 full-time employees, 561 of whom were engaged in product development, 642 in sales and marketing, 1,992 in professional services and 571 in general administration. Our future success depends, in part, on our continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and we cannot guarantee that we will be able to recruit and retain sufficient numbers of qualified personnel. None of our employees are represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY, A HISTORY OF LOSSES AND HAVE YET TO ACHIEVE PROFITABILITY.

    We incurred net losses of $344.9 million, $63.3 million and $24.6 million for the years ended December 31, 2000, 1999, and 1998, respectively. As of December 31, 2000, we had an accumulated deficit of $447.5 million.

    In addition, we have a limited operating history that makes it difficult to forecast our future operating results. We expect to continue to substantially increase our sales and marketing, product development and general and administrative expenses and experience increased costs associated with the issuance of equity securities and the amortization of intangible assets as a result of our recent acquisitions. As a result, we will need to generate significant additional revenues to achieve and maintain profitability in the future. Although our revenues have grown in recent quarters, we cannot be certain that such growth will continue or that we will achieve sufficient revenues for profitability.

THE QUARTERLY FINANCIAL RESULTS OF COMPANIES IN OUR INDUSTRY ARE PRONE TO SIGNIFICANT FLUCTUATIONS AND THIS COULD CAUSE OUR STOCK PRICE TO FALL.

    We believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful, and that such comparisons may not be accurate indicators of future performance. The operating results of companies in the e-commerce industry have in the past experienced significant quarter-to-quarter fluctuations which may adversely affect us. As with other companies in this industry, our operating expenses, which include sales and marketing, product development, general and administrative expenses and amortization of intangible assets and deferred stock compensation, are based on our expectations of future revenues and are relatively fixed in the short term. Further, our revenues will decline if our existing service agreements with clients are terminated before engagements can be completed, or if we (through our Global Services division) are unable to enter into new engagements. If our revenues for a quarter fall below our expectations and we are not able to quickly reduce spending in response, our operating results for that quarter would be harmed. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall.

OUR FUTURE SUCCESS DEPENDS UPON OUR GLOBAL TRADING WEB PARTNERS DEVELOPING AND OPERATING SUCCESSFUL E-MARKETPLACES.

    We have established strategic relationships with various companies that have licensed our products in order to create e-marketplaces. We cannot assure you that these companies will be able to implement our products and services effectively, that they will develop and launch e-marketplaces or that buyers and suppliers will participate in their e-marketplaces. These companies may encounter delays in launching their e-marketplaces, in fully deploying these e-marketplaces and in achieving supplier participation in their e-marketplaces. Additionally, although our technology architecture is designed to support the development of trading communities that can operate with each other, these marketplaces may not in fact operate with each other. If these or any other e-marketplaces are not successful, our business, operating results and financial condition will suffer.

IF OUR JOINT PRODUCT DEVELOPMENT RELATIONSHIPS ARE NOT SUCCESSFUL, OUR BUSINESS COULD SUFFER.

    We have entered into relationships with various companies to jointly develop new software products. In particular, we recently entered into an agreement with SAP to jointly develop and market comprehensive software solutions for the e-commerce marketplace. These joint development and marketing relationships can be difficult to implement and may not succeed for various reasons, including:

    - operating differences between the companies and their respective employees;

    - difficulties in coordinating sales and marketing efforts;

    - difficulties in structuring and maintaining revenue sharing arrangements; and

    - technical obstacles to combining existing software products or developing new compatible products.

    We cannot assure you that these joint development and marketing relationships will lead to successful new products, greater market penetration or increased revenues for us.

IF OUR RELATIONSHIP WITH SAP TERMINATES OR IS UNSUCCESSFUL, OUR REVENUES AND PRODUCT DEVELOPMENT EFFORTS WILL SUFFER.

    We have an agreement with SAP to jointly develop, market and sell e-commerce solutions. In addition, development of our products has grown increasingly interdependent with SAP. As a result, we expect a significant portion of our revenue to be derived from this relationship. We cannot assure you that this relationship will continue or be beneficial to us. If the relationship is unsuccessful or terminates, our revenues may decline and our product development efforts may be hindered.

THE DEVELOPMENT OF LARGE, INDUSTRY OR GEOGRAPHICALLY SPECIFIC E-MARKETPLACES OR EXCHANGES ENTAILS CERTAIN RISK FOR US.

    Many of the e-marketplaces are intended to be very large and to include many of the most significant companies in the particular industry or region they address. These marketplaces include Covisint, an automotive e-marketplace; Exostar, an aerospace and defense industry e-marketplace; Trade-Ranger, an energy and petrochemical e-marketplace; Enporion, a North American utilities e-marketplace; and ForestExpress, a forest products industry e-marketplace. The development of these large trading exchanges will entail significant risks for us. These risks include:

    - the diversion of a significant portion of our management, technical and sales personnel to develop these exchanges;

    - difficulties reaching agreements with the founders of the exchanges and other parties concerning the establishment and development of the exchanges;

    - delays in the commencement of significant operations by these exchanges;
      and

    - all of the other risks of creating such exchanges described elsewhere in this Risk Factors section.

    These exchanges may not be successfully established or operated. If we are not able to manage the risks associated with the development of these exchanges, our business, results of operations and financial condition will suffer.

    In addition, the establishment and operation of these exchanges may raise issues under U.S. and foreign antitrust laws. To the extent that U.S. or foreign antitrust regulators take adverse action or establish rules or regulations with respect to any exchange or business-to-business e-commerce exchanges in general, the establishment and growth of such exchanges may be delayed. Our revenues may suffer as a result.

GENERAL ECONOMIC UNCERTAINTY MAY REDUCE OUR REVENUES.

    The revenue growth and profitability of our business depends significantly on the overall demand for Internet-based, business-to-business e-commerce solutions. We believe that the market for these solutions may be negatively impacted by a number of factors, including:

    - reductions in capital expenditures by customers; and

    - overall weakening of the U.S. and/or foreign economies.

    The above factors may, in turn, give rise to a number of market trends that may slow our revenue growth, including:

    - longer sales cycles;

    - deferral or delay of e-commerce projects and generally reduced expenditures for e-commerce solutions and related services; and

    - increased price competition.

    If the current economic slowdown continues, the effects of the slowdown for e-commerce solutions could adversely affect our business, results of operations and financial condition.

PRICING PRESSURES MAY LEAD TO PRICE REDUCTIONS RESULTING IN LOWER LICENSE REVENUES.

    Intense competition in the various markets in which we compete may put pressure on us to reduce prices on certain products and services. Moreover, we have recently changed our pricing model and this change could lead to a decline or delay in sales as our sales force and customers adjust to the new pricing policies. The bundling of products for promotional purposes or as a long-term pricing strategy by some of our competitors could have the effect over time of significantly reducing the prices that we can charge for our products. Any such price reductions and resulting lower license revenues could have a material adverse effect on our business and results of operations, if we cannot offset these price reductions with a corresponding increase in sales volumes or lower spending.

BECAUSE OUR INDUSTRY IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY, WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO COMPETE EFFECTIVELY.

    The market for Internet-based, business-to-business e-commerce solutions is extremely competitive. We expect competition to intensify as current competitors expand their product offerings and new competitors enter the market. Because there are relatively low barriers to entry in the e-commerce market, competition from other established and emerging companies may develop in the future. In addition, our customers and partners may become competitors in the future. Increased competition is likely to result in price reductions, lower average sales prices, reduced margins, longer sales cycles and a decrease or loss of our market share, any of which could harm our business, operating results or financial condition.

    Our competitors include i2, Ariba, Oracle, Vertical Net and PeopleSoft. Certain of these competitors jointly offer business-to-business e-commerce solutions to potential customers. These joint efforts could intensify the competitive pressure in our market. Many of our competitors have, and new potential competitors may have, more experience developing Internet-based software and end-to-end purchasing solutions, larger technical staffs, larger customer bases, more established distribution channels and customer relationships, greater brand recognition and greater financial, marketing and other resources than we have. In addition, competitors may be able to develop products and services that are superior to our products and services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing and future products and services. The business-to-business e-commerce solutions offered by competitors may be perceived by buyers and suppliers as superior to ours.

    Our Global Services division, whose business is largely the former business of AppNet, faces intense and growing competition in the professional services market. Its competitors include e-business professional services providers, large information technology consulting services providers, e-commerce software and service providers, and Internet access and service providers. Some of its competitors have longer operating histories and client relationships, greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition than it has. Global Services' competitors may also be able to respond more quickly to technological developments and changes in clients' needs. In addition, there are relatively low barriers to entry into its business. Global

Services does not own any technologies that preclude or inhibit competitors from entering its markets. Its competitors may independently develop and patent or copyright technologies that are superior or substantially similar to its technologies.

WE HAVE EXPERIENCED SIGNIFICANT GROWTH IN RECENT PERIODS AND FAILURE TO MANAGE THIS GROWTH COULD STRAIN OUR MANAGEMENT AND OTHER RESOURCES.

    Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Future expansion efforts could be expensive and put a strain on management and resources. We have increased, and plan to continue to increase, the scope of our operations at a rapid rate. Our headcount has grown and will continue to grow substantially. At December 31, 2000, we had a total of 3,766 employees, and at December 31, 1999 we had a total of 594 employees. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. We may not be able to do this effectively.

WE MAY NOT BE ABLE TO INTEGRATE ACQUISITIONS INTO OUR BUSINESS EFFECTIVELY.

    As part of our business strategy, we have made and expect to continue to make acquisitions of businesses that offer complementary products, services and technologies such as our recent acquisition of AppNet, a provider of end-to-end Internet professional services, and the pending acquisition of Exterprise, Inc., a provider of platform solutions that enable the rapid development and deployment of new e-commerce applications for e-marketplaces. We have limited experience acquiring businesses, and may not acquire such businesses on favorable terms or be able to integrate such organizations into our business successfully. Our acquisitions are and will be accompanied by the risks commonly encountered in acquisitions of businesses, including, among other things:

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

    - incurrence of contingent liabilities; and

    - increased net loss resulting from the purchase method of accounting for acquisitions, pursuant to which we incur amortization expenses related to goodwill, other intangible assets, and deferred stock compensation.

    In addition, potential candidates targeted by us may not have audited financial statements, detailed financial statements or any degree of internal controls. There can be no assurance that an audit subsequent to any successful completion of an acquisition will not reveal matters of significance, including issues regarding revenues, expenses, liabilities, contingent or otherwise, technology, products, services or intellectual property. There can be no assurance that we would be successful in overcoming these or any other significant risks and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO HIRE AND RETAIN SUFFICIENT SALES, MARKETING, SERVICES AND TECHNICAL PERSONNEL THAT WE NEED TO SUCCEED BECAUSE THESE PERSONNEL ARE LIMITED IN NUMBER AND IN HIGH DEMAND.

    If we fail to hire and retain sufficient numbers of sales, marketing, services and technical personnel, our business, operating results and financial condition will be harmed. Competition for qualified sales, marketing, services and technical personnel is intense as these personnel are in limited supply, and we may not be able to hire and retain sufficient numbers of such personnel to grow our business. We need to substantially expand our sales operations and marketing efforts, both domestically and internationally, in order to increase market awareness and sales of our products and the related services that we offer ourselves and jointly with SAP. We will also need to significantly increase our technical and services staff to support the growth of our business and our increasing commitments to other parties. In particular, we will need to hire a significant number of technical personnel with various skill sets to establish and operate the large industry specific exchanges. In addition, the market price of our common stock has fluctuated substantially since its initial public offering in July 1999. Consequently, potential employees may perceive our equity incentives such as stock options as less attractive and current employees whose options are no longer attractively priced may choose not to remain with our organization. In that case, our ability to attract employees will be adversely affected. Finally, should our stock price substantially decline, the retention value of stock options granted since our initial public offering will decline and our employees may choose not to remain with our organization.

OUR LENGTHY SALES CYCLE COULD CAUSE DELAYS IN REVENUE GROWTH.

    The period between our initial contact with a potential customer and the purchase of our products and services is often long and may have delays associated with the lengthy budgeting and approval process of our customers. Historically, our typical sales cycle has been approximately three to six months and potentially longer in the case of larger, industry-focused exchanges. This lengthy cycle could have a negative impact on the timing of our revenues, especially our realization of any transaction-based revenues. Because our expenses are generally relatively fixed in the short term, any shortfall from anticipated revenues could result in significant variations in our operating results from quarter-to-quarter.

    We believe that a customer's decision to purchase our products and services is discretionary, involves a significant commitment of resources, and is influenced by customer budgetary cycles. To successfully sell our products and services, we generally must educate potential customers regarding the use and benefit of our products and services, which can require significant time and resources. Many of our potential customers are large enterprises that generally take a long time to make significant business decisions. Any such delays could significantly harm our business.

OUR FUTURE REVENUES DEPEND UPON OUR ABILITY TO INCREASE BUSINESS SERVICE AND TRANSACTION FEE REVENUE FROM OUR E-MARKETPLACES.

    To date, we have derived a substantial portion of our revenues from licensing our products to customers and providing related implementation, support and maintenance services. A significant portion of these revenues have come from the recognition of one-time license fees from customers. Although our revenues from business services has grown recently, our transaction-based revenue has been immaterial to date. Our business model calls for a significant portion of our revenues in the future to be derived from business services and transaction-based fees. If such revenues do not materialize, our business will suffer.

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

WE DEPEND UPON CONTINUING OUR RELATIONSHIP WITH THIRD-PARTY INTEGRATORS WHO SUPPORT OUR SOLUTIONS.

    Our success depends upon the acceptance and successful integration by customers and their suppliers of our products. Our current customers and potential customers and their related suppliers often rely on third-party systems integrators such as Accenture, Computer Sciences Corporation, PricewaterhouseCoopers and Cap Gemini Ernst & Young and others to develop, deploy and manage their Internet-based, business-to-business e-commerce platforms and solutions. We and our customers will need to continue to rely on these systems integrators even as we increase the size of our Global Services division. If large systems integrators fail to continue to support our solution or commit resources to us, if any of our customers or suppliers are not able to successfully integrate our solution or if we are unable to adequately train our existing systems integration partners, our business, operating results and financial condition could suffer. In addition, we cannot control the level and quality of service provided by our current and future third-party integrators.

OUR STRATEGY OF STRATEGIC RESELLING THROUGH PARTNERS MAY NOT BE SUCCESSFUL.

    We have established strategic relationships with companies that resell and distribute our products to our customers. These relationships are new and this strategy is unproven. We cannot assure you that any of these companies, or those we may enter into a relationship with in the future, will be able to resell our product solution sets to a sufficient number of customers, or that those customers will purchase our applications and more importantly, connect into e-marketplaces. Further, we may encounter disagreements from time to time with companies concerning the terms of their reseller agreements. To date, a few of our partners have been unsuccessful in reselling our products. If our current or future strategic partners are not able to successfully resell our products, our business will suffer.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THESE OFFICERS AND KEY PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

    Our future success depends upon the continued service of our executive officers and other key personnel, and none of our current executive officers are bound by an employment agreement for any specific term. Any of our officers may leave our organization in the future. In particular, the services of Mark Hoffman, our Chief Executive Officer, and Robert Kimmitt, our President, would be difficult to replace. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition would be seriously harmed.

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

    International business involves inherent risks, and we anticipate the risks that may affect us include:

    - unexpected changes in regulatory requirements and tariffs that may be imposed on e-commerce;

    - the impact of recessions in economies outside the United States;

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

    - potentially adverse tax consequences;

    - difficulties in obtaining export and import licenses; and

    - foreign antitrust regulation.

    In addition, we have only limited experience in marketing, selling, implementing and supporting our products and services in foreign countries. This may be more difficult or take longer than we anticipate especially due to international problems, such as language barriers or currency exchange issues, and the fact that the Internet infrastructure in such foreign countries may be less advanced than the Internet infrastructure in the United States.

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

DELAYS IN SHIPMENT OF NEW AND/OR ENHANCED PRODUCTS MAY RESULT IN DELAY OR LOSS OF REVENUE.

    Delays in the commencement of commercial shipments of new products or enhancements to existing products may result in client dissatisfaction and delay or loss of product revenues. If we are unable, for technological or other reasons, to ship new products or enhancements of existing products in a timely manner in response to changing market conditions or client requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed.

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

SECURITY RISKS OF E-COMMERCE MAY DETER FUTURE USE OF OUR PRODUCTS AND SERVICES.

    A fundamental requirement to conduct Internet-based, business-to-business e-commerce is the secure transmission of confidential information over public networks. Failure to prevent security breaches of e-marketplaces, or well publicized security breaches affecting the Internet in general, could significantly harm our business, operating results and financial condition. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may not be sufficient to prevent a compromise or breach of the algorithms we use to protect content and transactions on e-marketplaces or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information.

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

CONTINUED ADOPTION OF THE INTERNET AS A METHOD OF CONDUCTING BUSINESS IS NECESSARY FOR OUR FUTURE GROWTH.

    The market for Internet-based, e-commerce products is relatively new and is evolving rapidly. Our future revenues and any future profits depend upon the widespread acceptance and use of the Internet as an effective medium of business-to-business commerce, particularly as a medium to perform procurement and fulfillment functions. The acceptance and use of the Internet for business-to-business commerce could be limited by a number of factors, such as the growth and use of the Internet in general, the relative ease of conducting business on the Internet, the efficiencies and improvements that conducting commerce on the Internet provides, concerns about transaction security and taxation of transactions on the Internet. The failure of the Internet to continue to develop as a commercial or business medium of significant numbers of buyers and suppliers to conduct business-to-business commerce on the Internet would harm our business, operating results and financial condition.

IF OUR POTENTIAL CUSTOMERS ARE NOT WILLING TO SWITCH TO OR ADOPT OUR E-COMMERCE SOLUTION, OUR GROWTH AND REVENUES WILL BE LIMITED.

    The failure to generate a large customer base would harm our growth and revenues. This failure could occur for several reasons. Some of our business-to-business e-commerce competitors charge their customers large fees upon the execution of customer agreements. Businesses that have made substantial up-front payments to our competitors for e-commerce solutions may be reluctant to replace their current solution and adopt our solution. As a result, our efforts to create a larger customer base may be more difficult than expected even if it is deemed to offer products and services superior to those of our competitors. Further, because the business-to-business e-commerce market is new and underdeveloped, potential customers in this market may be confused or uncertain about the relative merits of each e-commerce solution or which e-commerce solution to adopt, if any. Confusion and uncertainty in the marketplace may inhibit customers from adopting our solution, which could harm our business, operating results and financial condition.

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

    We have in the past received letters alleging that we are infringing the intellectual property rights of others and we may from time to time encounter disputes over rights and obligations concerning intellectual property. Although we believe that our intellectual property rights are sufficient to allow us to market our existing products without incurring liability to third parties, our products and services may be found to infringe on the intellectual property rights of third parties.

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

BECAUSE THE PROTECTION OF OUR PROPRIETARY TECHNOLOGY IS LIMITED, OUR PROPRIETARY TECHNOLOGY COULD BE USED BY OTHERS.

    Our success depends, in part, upon our proprietary technology and other intellectual property rights. To date, we have relied primarily on a combination of copyright, patent, trade secret, and trademark laws, and nondisclosure and other contractual restrictions on copying and distribution to protect our proprietary technology. We have only one issued patent to date. We may not be able to protect our intellectual property rights adequately in the United States or abroad.

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

WE MAY NOT HAVE ADEQUATE BACK-UP SYSTEMS, AND A DISASTER COULD DAMAGE OUR OPERATIONS.

    We currently do not have a disaster recovery plan in effect and do not have fully redundant systems for service at an alternate site. A disaster could severely harm our business because our service could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems in our principal facilities in Pleasanton and Cupertino, California, which exist on or near known earthquake fault zones. We also depend upon third parties to host most of their e-marketplaces and some of these third parties are also located in the same earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events.

    In addition, our facilities in California are currently subject to electrical blackouts as a consequence of a shortage of available electrical power. Although we do have a backup generator, which we would be able to utilize to maintain critical functionalities, this generator could fail. Furthermore, in the event these blackouts continue or increase in severity, they could disrupt the operations of our affected facilities. In connection with the shortage of available power, prices for electricity have risen dramatically, and will likely continue to increase for the foreseeable future. Such price changes will increase our operating costs, which could in turn hurt our profitability.

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

WE MAY HAVE POTENTIAL LIABILITY TO CLIENTS WHO ARE DISSATISFIED WITH OUR PROFESSIONAL SERVICES.

    We design, develop, implement and manage e-commerce solutions that are crucial to the operation of their clients' businesses. Defects in the solutions they develop could result in delayed or lost revenues, adverse customer reaction and negative publicity or require expensive corrections, any of which could have a material adverse effect on our business, financial condition or results of operations. Clients who are not satisfied with these services could bring claims against us for substantial damages. Any claims asserted could exceed the level of our insurance. There can be no assurance that the insurance we carry will continue to be available on economically reasonable terms, or at all. The successful assertion of one or more large claims that are uninsured, exceed insurance coverage or result in changes to insurance policies, including premium increases, could have a material adverse effect on our business, financial condition or results of operations.

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

IN CONNECTION WITH THE COVISINT AGREEMENTS, WE MAY NOT OBTAIN THE EXPECTED BENEFITS OF THE REORGANIZATION INTO A HOLDING COMPANY STRUCTURE AND WE
MAY INCUR SUBSTANTIAL COSTS.

    In connection with the formation of Covisint, we agreed to reorganize into a holding company structure, subject to stockholder approval. Although we expect to obtain benefits from the reorganization in the form of facilitating the transactions with Covisint, obtaining greater flexibility and efficiency in new ventures and financing and insulation from liabilities, we may not obtain some or all of the benefits of the reorganization into a holding company. In addition, if market conditions or other circumstances prevent us from expanding and developing our business, we will incur the costs of the holding company structure without realizing the possible benefits. The holding company structure also may not be successful in insulating the liabilities of our subsidiaries from each other or from the parent company, particularly if we do not observe corporate formalities or adequately capitalize our subsidiaries. In addition, the proposed reorganization into a holding company structure will result in costs to us whether the reorganization is completed or not and may distract our management and employees from our business.

IF THE REORGANIZATION INTO A HOLDING COMPANY IS NOT COMPLETED, WE WILL FORFEIT AN INTEREST IN COVISINT AND LOSE THE RIGHT TO BE REIMBURSED FOR OUR EXPENSES IN THE REORGANIZATION.

    Under the formation agreement we entered with Ford, General Motors and DaimlerChrysler in connection with the formation of Covisint, Ford and GM agreed to deposit into escrow an approximately two percent equity interest in Covisint. This equity interest will be released to our holding company if certain conditions are met. If Commerce One stockholders do not approve the reorganization, the holding company will lose half of the interest in Covisint in escrow. In addition, if we do not mail the proxy statement relating to stockholder approval of the reorganization within a certain time frame, and Commerce One's stockholders do not approve the reorganization, our holding company will lose the other half of the interest in Covisint in escrow. In addition, if the reorganization is not completed for any reason by November 8, 2001, we will lose the right to be reimbursed by Ford, GM and DaimlerChysler for up to $1.25 million in out-of-pocket expenses relating to the reorganization.

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

WE MAY LOSE MONEY IN OTHER COMPANIES WE HAVE INVESTED IN.

    We make investments in numerous technology companies usually in connection with license contracts and arrangements. In particular, we have invested in various privately held companies, many of which are still in the start-up or development stage. These investments are inherently risky because the markets for technologies or products they have under development are typically in the early stages and may never develop. We may therefore incur losses related to our investments in these companies. Due to the recent economic downturn, particularly in the United States, and difficulties that may be faced by some of these companies, our investment portfolio could be further impaired.

PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

    Our certificate of incorporation and bylaws contain provisions which could make it harder for a third party to acquire us without the consent of our Board of Directors. Among other things, our Board of Directors has the ability to adopt a shareholder rights plan, or "poison pill," which would significantly dilute the ownership of a hostile acquiror. In addition, Section 203 of the Delaware General Corporation Law limits business combination transactions with 15% stockholders that have not been approved by the Board of Directors. We also have entered into agreements with some of our strategic investors that, to an extent, limit their ability to attempt to acquire us without board approval. All of these provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.

PRODUCT LIABILITY CLAIMS MAY BE HARMFUL TO OUR REPUTATION AND BUSINESS.

    We may be subject to product liability claims even though our license agreements typically seek to limit our exposure to such claims because the contract provisions of our license agreements may not be sufficient to preclude all potential claims. Additionally, our general liability insurance may be inadequate to protect us from all liabilities that we may face. Product liability claims could require us to spend significant time and money litigating these claims or where necessary to pay significant damages. As a result, any claim, whether successful or not, could harm our reputation, operating results, financial condition and ultimately our business.

CHANGES IN ACCOUNTING STANDARDS AND IN THE WAY WE CHARGE FOR LICENSES COULD AFFECT OUR FUTURE OPERATING RESULTS.

    In October 1997, the American Institute of Certified Public Accountants issued its Statement of Position 97-2, "Software Revenue Recognition," and later amended its position by its Statement of Position 98-4 and Statement of Position 98-9. Based on our interpretation of the AICPA's position, we believe our current revenue recognition policies and practices are consistent with Statement of Position 97-2, Statement of Position 98-4 and Statement of Position 98-9. However, interpretations of these standards continue to be issued by the accounting standard setters. Future interpretations could lead to unanticipated changes in our current revenue recognition practices, which could materially adversely affect our business, financial condition and operating results.

    Accounting standard setters, including the SEC and the Financial Accounting Standards Board, are also currently reviewing the accounting standards related to business combinations and other areas. Any changes to these accounting standards or the way these standards are interpreted or applied could require us to change the way we account for any acquisitions we may pursue, or other aspects of our business, in a manner that could adversely affect our reported financial results.

ITEM 2. DESCRIPTION OF PROPERTY

    We lease office space in 42 cities in North America and 24 cities in a variety of international markets. Our corporate headquarters is located in Pleasanton, California, where we currently occupy approximately 275,000 square feet of office space in two buildings. We are currently negotiating an agreement which will allow us to occupy up to four buildings in Dublin, California related to the relocation of our corporate headquarters during the latter part of 2002. We believe our current facilities plus ongoing incremental expansions will be adequate to address our space needs through at least the end of 2001.

ITEM 3. LEGAL PROCEEDINGS

    We are involved in disputes and litigation in the normal course of business. We do not believe that the outcome of any of these disputes or litigation will have a material effect on our financial condition or results of operations. However, an unfavorable outcome of some or all of these matters could have a material effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on the Nasdaq Stock Market under the symbol "CMRC." The price per share reflected in the table below represents the range of low and high closing sale prices for our common stock as reported on the Nasdaq Stock Market for the quarters indicated, since July 1, 1999, the date of our initial public offering.

                                                               HIGH       LOW
                                                             --------   --------
Fiscal 1999:
Quarter Ended September 30, 1999...........................  $ 21.17     $ 4.85
Quarter Ended December 31, 1999............................  $128.22     $16.07

Fiscal 2000:
Quarter Ended March 31, 2000...............................  $135.63     $74.63
Quarter Ended June 30, 2000................................  $ 70.00     $33.00
Quarter Ended September 30, 2000...........................  $ 80.75     $39.00
Quarter Ended December 31, 2000............................  $ 75.38     $20.38

- ------------------------

    The information above reflects a three-for-one stock split and a two-for-one stock split on December 23, 1999 and April 19, 2000, respectively, effected in the form of a stock dividend to each stockholder of record as of December 3, 1999 and March 13, 2000, respectively.

    We have never paid cash dividends on our capital stock. We currently intend to retain any earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

    The closing price of Commerce One's common stock as reported on the Nasdaq Stock Market on March 23, 2001 was $10.79. As of March 23, 2001, we had 1,881 stockholders of record of our common stock and a substantially greater number of beneficial owners of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA: (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEARS ENDED DECEMBER 31,
                                             -----------------------------------------------------
                                               2000        1999       1998       1997       1996
                                             ---------   --------   --------   --------   --------
Total revenue..............................  $ 401,796   $ 33,557   $  2,563   $  1,746   $   812
                                             ---------   --------   --------   --------   -------
Operating expenses.........................    592,238     79,923     22,990     10,032     1,810
                                             ---------   --------   --------   --------   -------
Loss from operations.......................   (345,564)   (62,436)   (24,796)   (11,173)   (1,780)
Interest income, net.......................      7,017      3,302        156          9       (25)
Provision for income taxes.................      6,400      4,188         --         --        --
                                             ---------   --------   --------   --------   -------
Net loss...................................   (344,947)   (63,322)   (24,640)   (11,164)   (1,805)
                                             =========   ========   ========   ========   =======
Basic and diluted net loss per share.......  $   (2.05)  $  (0.74)  $  (1.37)  $  (0.70)  $ (0.12)
                                             =========   ========   ========   ========   =======
Shares used in calculation of basic and
  diluted net loss per share...............    168,065     86,054     18,318     16,074    15,708
                                             =========   ========   ========   ========   =======

BALANCE SHEET: (IN THOUSANDS)

                                                                 DECEMBER 31,
                                            ------------------------------------------------------
                                               2000        1999       1998       1997       1996
                                            ----------   --------   --------   --------   --------
Cash, cash equivalents and short term
  investments.............................  $  341,440   $124,606   $ 15,138   $  9,367   $ 6,111
Working capital...........................     245,963     77,480     11,777      7,194     5,209
Total assets..............................   3,070,555    384,610     20,507     11,664     6,745
Long term liabilities.....................       4,339        262      1,896      1,096       199
Redeemable convertible preferred stock....          --         --     50,432     20,650     7,258
Total stockholder's equity (deficit)......  $2,799,411   $316,721   $(37,011)  $(13,040)  $(1,897)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

BACKGROUND

    Commerce One is a leading provider of business-to-business e-commerce solutions that link buyers and suppliers of goods and services into trading communities over the Internet. We were founded in 1994, and in 1997 embarked on an aggressive product development effort that culminated in the release of the ENTERPRISE BUYER (then known as BuySite) and MARKETSITE products in April 1998.

SOURCE OF REVENUES

    We generate revenues from multiple sources. License fees are generated from licensing our products to end-user organizations and from royalties received from our third party product distributors and resellers. Services revenues are generated from professional consulting, product maintenance, application hosting, transaction and subscription fees, revenue sharing arrangements with partners, and other related services. Revenues from transactions and subscription fees have not been a significant portion of total services revenues to date. However, our revenue growth in the future will depend upon realizing significant revenues from these sources.

    The percentage of our revenues attributable to professional services increased significantly in 2000. This increase resulted primarily from our acquisition of AppNet, Inc., a professional services company, in September 2000. Following our acquisition of AppNet, we consolidated its operations into our Global Services division. Global Services provides services primarily in connection with the formation of e-maketplaces powered by our solutions. The increase in the percentage of our revenues attributable to professional services resulted in a decline in our gross margins because services revenues carry a significantly lower gross margin than license revenues. If this percentage increases in the future, our gross margins will decline further.

    The portion of our license and service revenues attributable to sales outside the United States continues to be a substantial portion of our overall revenues. In 2000, approximately 42% of our license and service revenues were derived from sales outside North America, compared to 50% in 1999. We plan to continue to expand our international presence and sales efforts and expect that international sales will continue to represent a significant portion of our license and service revenues in the future.

REVENUE RECOGNITION

    Revenues from license agreements for our software products are recognized upon delivery and acceptance of the software if there is persuasive evidence of an arrangement, collection is probable and the fee is fixed or determinable. If an acceptance period is required, license revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We generally recognize only our portion of revenues under revenue sharing arrangements for the license to customers of software developed jointly with strategic partners. When software is licensed through indirect sales channels, license fees are recognized as revenue when the software is sold by the reseller to an end user customer and the criteria described above have been met.

    Revenues from professional services under time and materials contracts are recognized based on fixed hourly rates for direct labor hours expended. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, with costs and estimated profits recorded as work is performed. Revenues from cost-plus-fixed-fee contracts are recognized on the basis of direct costs plus indirect costs incurred plus a fixed profit percentage. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability, including final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Unbilled receivables on contracts are comprised of costs, plus earnings on certain contracts in excess of contractual billings on such contracts.

    If a customer transaction includes both software license and services elements or the rights to multiple software products, the total arrangement fee is allocated to each of the elements using the residual method, under which revenue is allocated to undelivered elements based on vendor specific objective evidence of the fair values of such undelivered elements and the residual amounts of revenue are allocated to the delivered elements.

    Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where professional services are considered necessary to the functionality of the software. Revenue from these software arrangements is recognized using the percentage of completion method.

    Software maintenance revenues and subscription fees are recognized ratably over the term of the related contract, typically one year.

    Network service fees (transaction fees, revenue sharing and hosting), which have not been significant, are recognized as earned based on customer transactions.

    Deferred revenue consists of license fees for which revenue has been deferred and prepaid fees for services, subscription fees, and maintenance and support agreements.

    Our revenue recognition policies are consistent with Statement of Position 97-2 "Software Revenue Recognition," as modified by Statement of Position 98-9.

RECENT EVENTS

ACQUISITION OF EXTERPRISE, INC.

    On March 20, 2001, we signed definitive agreements to acquire
Exterprise, Inc., ("Exterprise") a provider of platform solutions that enable the rapid development and deployment of new e-commerce applications for e-marketplaces. The acquisition is structured as a merger and will be accounted for as a purchase transaction. The agreement provides that we will issue up to
7.5 million shares of our common stock for all outstanding equity securities of Exterprise. The acquisition is subject to Exterprise stockholder approval, regulatory approval and other customary closing conditions. We expect to complete the acquisition of Exterprise in the second quarter of 2001.

STOCK OPTION EXCHANGE PROGRAM

    On March 5, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our employees are being given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date. These elections must be made by April 6, 2001. The exercise price of these new options will be equal to the fair market value of the Company's common stock on the date of grant, which will be made between October 8, 2001 and December 7, 2001. The exchange program is not available to our outside directors, consultants or former employees.

COVISINT AGREEMENTS AND REORGANIZATION INTO HOLDING COMPANY STRUCTURE

    On December 8, 2000, Commerce One, Ford Motor Company, General Motors Corporation, Daimler Chrysler AG, Renault S.A. and Nissan Motor Co., Ltd. entered into several agreements relating to the formation of Covisint, LLC, a Delaware limited liability company. Covisint is a business-to-business e-marketplace for the procurement of goods and services by automakers, their suppliers and others. In connection with the formation of Covisint, Commerce One entered into agreements pursuant to which Commerce One will indirectly license software and provide services to Covisint in exchange for cash compensation and a share of Covisint's e-marketplace revenue. In addition, subject to stockholder approval, Commerce One agreed to reorganize into a holding company. If the restructuring is approved, all of Commerce One's outstanding shares of common stock will automatically be converted into shares of common stock of the holding company at a one-for-one conversion rate. As a result, Commerce One will become a wholly owned subsidiary of the new holding company. The holding company will continue the business of Commerce One and become the publicly traded entity.

    As part of the transaction, the holding company also agreed to issue 14,400,000 shares of its common stock to each of Ford and GM, a portion of which are held in escrow for a period of time. The shares were issued in exchange for a two percent equity interest in Covisint and placed into escrow to be released to the holding company under certain conditions. Ford and GM are subject to restrictions on transfer for three years subject to certain exceptions. Ford and GM have also agreed to certain "standstill" restrictions that will generally limit their ability to acquire individually more than 9.95%, or collectively more than 19.9%, of Commerce One's outstanding common stock for three years, and individually 12.5% and collectively 25% thereafter. In addition, for a period of three years, Ford and GM generally agreed to vote their shares in accordance with the recommendations of Commerce One's Board of Directors with respect to nominees to the Board of Directors and increases in Commerce One authorized capital stock and amendments to stock option plans and employee stock purchase plans approved by Commerce One's Board of Directors. Ford and GM are also entitled to registration rights generally beginning after three years, subject to certain exceptions.

    In the event the reorganization is not approved by Commerce One's stockholders, the Covisint agreements will remain in place. Commerce One will remain a publicly traded entity and will issue a total 28.8 million shares of Commerce One common stock directly to Ford and GM in exchange for the
28.8 million shares of the holding company common stock currently held by them. In either event, the shares of Commerce One common stock issued to Ford and GM will be subject to similar escrow, standstill and voting provisions, and will be entitled to the same registration rights described above whether or not the corporate restructuring takes place.

STRATEGIC RELATIONSHIP WITH SAP

    On September 18, 2000 we finalized our agreements with SAP to jointly develop and deliver the e-marketplace solution for the Internet economy. The agreements provide that the two companies will jointly develop, market and sell e-commerce solutions. In connection with those agreements, we issued 5,059,546 shares of our common stock to SAP for an aggregate purchase price of $250 million.

ACQUISITION OF APPNET, INC.

    On September 13, 2000, we acquired publicly traded AppNet, Inc., ("AppNet") a provider of end-to-end Internet professional services. The acquisition was structured as a merger and has been accounted for as a purchase transaction. The purchase consideration was approximately $1.653 billion consisting of 27,965,826 shares of our common stock with a fair value of $1.266 billion, assumed options to acquire approximately 7 million shares of common stock with a fair value up to $363.1 million, and transaction costs of approximately $24.0 million. We may also be required to issue approximately 195,000 additional shares of common stock in connection with contingent consideration obligations from previous acquisitions by AppNet.

STOCK SPLITS

    On April 19, 2000, we effected a two-for-one stock split of our common stock, also in the form of a stock dividend. The financial information included in this report has been restated to give effect to these stock splits.

RESULTS OF OPERATIONS

    The following table sets forth the results of operations for the Company expressed as a percentage of total revenues for the years ended December 31, 2000, 1999 and 1998. The Company's historical operating results are not necessarily indicative of the results for any future period.

                               COMMERCE ONE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEARS ENDED
                                                                          DECEMBER 31,
                                                              ------------------------------------
                                                                2000          1999          1998
                                                              --------      --------      --------
Revenues:
  License fees..............................................     56%            73%           64%
  Services..................................................     44%            27%           36%
                                                                ---           ----         -----
Total revenues..............................................    100%           100%          100%

Costs and expenses:
  License fees..............................................      2%             1%            0%
  Services..................................................     37%            47%          170%
  Sales and marketing.......................................     41%            94%          511%
  Product development.......................................     25%            61%          267%
  General and administrative................................     11%            15%           76%
  Purchased in-process research and development.............      1%            28%            0%
  Amortization of deferred stock compensation...............     10%             7%           43%
  Amortization of goodwill and other intangible assets......     59%            33%            0%
                                                                ---           ----         -----
Total costs and expenses....................................    186%           286%        1,067%

Loss from operations........................................    (86)%         (186)%        (967)%
Interest income and other, net..............................      2%            10%            6%
Provision for income taxes..................................      2%            13%            0%
                                                                ---           ----         -----
Net loss....................................................    (86)%         (189)%        (961)%
                                                                ===           ====         =====

YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

REVENUE

    Total revenues for 2000 increased to approximately $401.8 million compared to $33.6 million for 1999 and $2.6 million for 1998.

    License revenues for 2000 increased to approximately $223.3 million compared to $24.6 million for 1999 and $1.6 million for 1998. The increase in license revenues in 2000 primarily resulted from an increase in new customers who purchased and accepted MARKETSITE OPERATING ENVIRONMENT, MARKETSET, ENTERPRISE BUYER, COMMERCEONE.NET, AUCTION SERVICES, CONTENT SERVICES, NET MARKET MAKER and related products and services.

    Service revenues increased to $178.5 million for December 31, 2000 from $9.0 million in 1999 and $0.9 million in 1998. The increase in service revenues in 2000 resulted primarily from an increase in consulting revenue associated with implementing our products at an increased number of customer sites as well as the acquisition of AppNet on September 13, 2000. The increase was also attributable to an increase in network service fees principally resulting from increased use of our auction services and increased subscriptions through CommerceOne.net.

COST OF REVENUES

    Cost of revenues were approximately $155.1 million, or 39% of total revenues, in 2000; $16.1 million, or 48% of total revenues, in 1999; and $4.4 million, or 170% of total revenues, in 1998.

    Cost of license fees were $9.2 million for 2000, compared to $0.5 million for 1999 and none for 1998. Cost of license fees consist of royalties due to third parties. Cost of license fees excludes $5.7 million of amortization of technology agreement in 2000 and $10.3 million and $1.7 million of amortization of other intangible assets in 2000 and 1999 respectively. The amortization of technology agreement will be approximately $21.0 million per quarter over the ten year term of the agreement.

    Cost of services, which primarily consists of consulting, customer support and training costs, were $145.9 million for 2000, $15.6 million for 1999 and $4.4 million for 1998. The increase in cost of services resulted primarily from an increase in personnel-related expenses due to the hiring and training of consulting, support and training personnel in the United States, Europe and Asia Pacific. The increase was also attributable to personnel related expenses resulting from the acquisition of AppNet on September 13, 2000. Additionally, in 2000 an increase in allocated overhead expenses and third party consultants contributed to the increase. Cost of services excludes $5.8 million of amortization of other intangible assets in 2000.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, and the costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $165.4 million for 2000, $31.5 million for 1999 and $13.1 million for 1998. The increase in 2000 was primarily attributable to an overall increase in the number of sales and marketing personnel as well as an increase in marketing related activity. The number of employees engaged in sales and marketing increased to 642 at December 31, 2000 from 146 at December 31, 1999 and 49 at December 31, 1998. The increase in 2000 was also attributable to increased sales commission expense, travel related expense resulting from increased sales activity and allocated overhead expenses. We expect that the dollar amount of sales and marketing expenses will continue to increase due to the planned growth of our sales force, including the establishment of sales offices in additional domestic and international locations, and due to expected additional increases in our marketing programs and other promotional activities.

PRODUCT DEVELOPMENT EXPENSES

    Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses were approximately $99.7 million for 2000, $20.5 million for 1999 and $6.8 million for 1998. The increase in product development expenses during 2000 was primarily attributable to personnel related expenses to support development of MARKETSITE OPERATING ENVIRONMENT, MARKETSET, ENTERPRISE BUYER, AUCTION SERVICES, CONTENT SERVICES, NET MARKET MAKER and other related products and services. The overall number of employees engaged in product development was 561 at December 31, 2000, 158 at December 31, 1999 and 61 at December 31, 1998. We believe that investments in product development are essential to our future success and expect that the dollar amount of product development expenses will increase in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses were approximately $43.3 million for 2000, $5.1 million for 1999 and $1.9 million for 1998. The increase in 2000 was primarily attributable to an increase in personnel related expenses. The number of employees engaged in general and administrative functions was 571 at December 31, 2000, an increase from 90 at December 31, 1999 and 16 at
December 31, 1998. We expect the dollar amount of general and administrative expenses to increase in future periods.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with our acquisitions of Mergent Systems, Inc. ("Mergent") in January 2000, CommerceBid, Inc. ("CommerceBid") in November 1999 and VEO Systems, Inc. ("VEO") in January 1999, we took charges for the portion of the purchase consideration that represented purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use. These charges are briefly described below and in more detail in the accompanying financial statements. We did not take such a charge in connection with our acquisition of AppNet in September 2000.

MERGENT SYSTEMS, INC.

    On January 7, 2000, we acquired Mergent, a company specializing in enabling infomediaries and Global 3000 companies to create, operate, and manage product information systems and aggregated multivendor catalogs for e-commerce. The purchase consideration was approximately $148.4 million consisting of 1,742,190 shares of common stock with a fair value of $122.6 million, 219,010 options assumed with a fair value of $15.3 million and approximately $10.0 million in cash to the Mergent stockholders.

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

    The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from Mergent. The calculation of value was then adjusted to reflect only the value creation efforts of Mergent prior to the close of the acquisition. At the time of the acquisition, the product was approximately 75% complete with approximately $300,000 in estimated costs remaining, which were incurred in 2000. The technology became available for use in our products in the latter half of 2000 and has a technology life of approximately 3.5 years. The resultant value of in-process technology was further reduced by the estimated value of core technology, which was included in capitalized developed technology.

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

COMMERCEBID.COM, INC.

    In November 1999, we acquired CommerceBid, a leading developer of business-to-business auction and reverse auction service solutions. The purchase consideration was approximately $227.5 million consisting of 4,578,312 shares of common stock with a fair value of $217.1 million, 59,004 options assumed with a fair value of $2.8 million and $4.5 million in cash plus an additional
$5.0 million in contingent consideration.

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

    The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from CommerceBid. The calculation of value was then adjusted to reflect only the value creation efforts of CommerceBid prior to the close of the acquisition. At the time of the acquisition, the product was approximately 50.0% complete with approximately $400,000 in estimated costs remaining, which were incurred in 2000. The technology was available for use in our products in the latter half of 2000 and has a technology life of approximately 3.5 years. The resultant value of in-process technology was further reduced by the estimated value of core technology, which was included in capitalized developed technology.

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

VEO SYSTEMS, INC.

    In January 1999, we acquired VEO, a company specializing in the creation of extensible mark-up language software technology applications, to complement our existing technologies. We accounted for the VEO acquisition as a purchase transaction. The purchase consideration was approximately $23.2 million consisting of shares of common and preferred stock, stock options assumed and $400,000 in cash plus an additional $400,000 in contingent consideration.

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

    These development tools are based on VEO's proprietary platform and new standards utilizing extensible mark-up language and will be scalable, will have new security features and functionality and will have capabilities for several new services. Significant risk factors with respect to the timely completion of the development of the technology include the successful development of the new platform, the development of the schema for object oriented extensible mark-up language operating language, development of specific service modules, the configuration into a scalable product, the interoperability independent of any operating language and maintaining project timing schedules and retention of key development personnel.

    The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues and operating expenses related to the products and technologies purchased from VEO. The calculation of value was then adjusted to reflect only the value creation efforts of VEO prior to the close of the acquisition. At the time of the acquisition, the product was approximately 46.0% complete with approximately $1.3 million in estimated costs remaining which were incurred in 1999. The technology was available for use in our products in late 1999 and has a technology life of approximately five years. The resultant value of in-process technology was further reduced by the estimated value of core technology, which was included in capitalized developed technology.

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

AMORTIZATION OF DEFERRED STOCK COMPENSATION

    Amortization of deferred stock compensation results from the grant of stock options and sales of stock to employees at exercise or sales prices below the deemed fair market value of our common stock. Amortization of deferred stock compensation totaled approximately $39.8 million in 2000, $2.3 million in 1999 and $1.1 million in 1998. The deferred stock compensation is being amortized over the vesting period of the related stock options using a graded vesting method. The vesting period of the stock options range from three to four years.

    In April 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25." We have adopted the provisions of FIN no. 44. The adoption of these provisions did not materially impact our results of operations.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

    Amortization of goodwill and other intangible assets totaled approximately $238.9 million for 2000 which was attributable to the amortization of goodwill and other purchased intangible assets resulting from the acquisitions of VEO and CommerceBid in 1999 and the acquisitions of Mergent and AppNet in 2000. We expect to incur quarterly charges to amortization of goodwill and other intangible assets of approximately $143.0 million related to these acquisitions over the next three to four years. On December 8, 2000, we entered into various technology and other agreements in connection with the formation of Covisint. The aggregate cost of these agreements was $881.8 million. We amortized
$5.7 million of this cost in 2000 and will amortize approximately $21 million of this cost in each quarter over the 10 year term of the agreement. In the event of future acquisitions, we anticipate the amortization of goodwill and other intangible assets will increase.

PROVISION FOR INCOME TAXES

    The income tax provision for 2000 is the result of withholding and income taxes generated in certain foreign jurisdictions.

    Realization of the Company's net deferred tax assets is dependent upon the generation of sufficient taxable income in future years in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences and from net loss operating carry forwards. Due to the uncertainty of the amount and timing of future taxable income, we have provided a full valuation allowance against the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically satisfied our cash requirements primarily through the issuances of equity securities. In June and September 2000, we completed a private placement of our common stock to SAP that resulted in net proceeds to the Company of approximately $250 million. In July 1999, we closed an initial public offering and concurrent private placement of our common stock that resulted in net proceeds of approximately $92.5 million.

    Net cash used in operating activities totaled approximately $97,000 for 2000 as compared to net cash provided by operating activities of approximately
$3.8 million for 1999 and net cash used in operating activities of approximately $21.3 million for 1998. Cash used in operating activities for 2000 resulted principally from the net loss which was primarily offset by the amortization of goodwill and other intangible assets associated with the acquisitions of VEO and CommerceBid in 1999 and Mergent and AppNet in 2000. Cash provided by operating activities in 1999 resulted primarily from cash collections related to deferred revenues, partially offset by the net loss and amortization of goodwill and other intangible assets associated with the acquisitions of VEO and CommerceBid. Net cash used in operating activities for 1998 resulted primarily from the net loss in that period.

    Net cash used in investing activities totaled approximately $137.1 million for 2000 as compared to approximately $88.5 million for 1999 and approximately $2.5 million for 1998. The uses in each period resulted from the purchase of capital assets, primarily computer and office equipment, as well as cash payments made in connection with the acquisitions of VEO and CommerceBid in 1999 and Mergent and AppNet in the 2000.

    Net cash provided by financing activities totaled approximately
$300.9 million for 2000 as compared to approximately $121.4 million in 1999 and approximately $29.6 million in 1998. The cash provided in 2000 resulted primarily from the issuance of common stock to SAP and the issuance of common stock upon the exercise of employee stock options. The cash provided in 1999 resulted primarily from an initial public offering and concurrent private placement of our common stock and the exercise of employee stock options. The cash provided in 1998 resulted primarily from the net proceeds from issuances of convertible preferred stock and the exercise of employee stock options.

    As of December 31, 2000, our principal source of liquidity was approximately $341.4 million of cash, cash equivalents and short-term investments.

    Our capital expenditures were $79.2 million for 2000, $11.5 million for 1999 and $1.6 million for 1998. Our capital expenditures have historically consisted of purchases and capitalized leases of computer hardware and software, office furniture and equipment and leasehold improvements. We anticipate an increase in our capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

    We believe that our available cash resources will be sufficient to finance our operating losses and working capital expenditure requirements for at least the next twelve months. Our future liquidity and capital requirements will depend upon numerous factors. The rate of expansion of our operations in response to potential growth opportunities and competitive pressures will affect our capital requirements as will funding of continued net losses and substantial negative cash flows. Furthermore, we may need additional capital to fund acquisitions of complementary businesses, products and technologies. If we require additional capital resources, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

NEW ACCOUNTING PRONOUCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which amended FAS 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment to FASB Statement No. 133," which amended
FAS 133 with respect to four specific issues. The adoption of this statement as of January 1, 2001, did not have a material effect on the consolidated financial position, results of operations, or cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosure requirements described in SAB 101, and any changes resulting from SAB 101 must be reported as a change in accounting principles in the quarter ending December 31, 2000. The adoption of SAB 101 by the Company in the year ended December 31, 2000 did not have a material effect on its reported financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

    The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Risk Factors" on page 10.

INTEREST RATE RISK

    At December 31, 2000, we had cash, cash equivalents and short-term investments of approximately $341.4 million. These investments consist of cash and highly liquid debt securities. These investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at December 31, 2000 would cause the fair market value of our cash, cash equivalents and short-term investments to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

FOREIGN CURRENCY EXCHANGE RATE RISK

    Substantially all of our revenues recognized to date have been denominated in U.S. dollars, a significant portion of which has been realized outside of United States. To the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive in international markets. We will continue to monitor our exposure to currency fluctuations and may use financial hedging techniques to minimize the effect of these fluctuations. Nevertheless, we cannot assure you that these fluctuations will not harm our business in the future.

EQUITY PRICE RISK

    From time to time, we make investments in private companies, particularly private companies that are strategic partners or customers of ours. As of December 31, 2000, we had invested approximately $31,510,000 in private companies. If these companies do not complete initial public offerings or are not acquired by publicly traded companies, we may not be able to sell these investments. In addition, even if we are able to sell these investments we cannot assure that we will be able to sell them at a gain or even recoup our investment. The recent general decline in the NASDAQ Stock Market and the market prices of publicly traded technology companies, as well as any further declines in the future, will adversely affect our ability to realize gains or a return of our capital on many of these investments.

ITEM 8. FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................     36

Consolidated Financial Statements;

  Consolidated Balance Sheets as of December 31, 2000 and
    1999....................................................     37

  Consolidated Statements of Operations for the Years Ended
    December 31, 2000, 1999 and 1998........................     38

  Consolidated Statements of Stockholder Equity for the
    Years Ended December 31, 2000, 1999 and 1998............     39

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2000, 1999 and 1998........................     41

  Notes to Consolidated Financial Statements for the Years
    Ended December 31, 2000, 1999 and 1998..................     42

              REPORT OF ERNST AND YOUNG LLP, INDEPENDENT AUDITORS

To The Board of Directors and Stockholders
Commerce One, Inc.

    We have audited the accompanying consolidated balance sheets of Commerce One, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commerce One, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                              /s/ Ernst & Young LLP

Walnut Creek, California
January 18, 2001
Except for Note 16,
as to which the date
is March 20, 2001

                               COMMERCE ONE, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2000        1999
                                                              ----------   ---------
                                       ASSETS

Current assets:
  Cash and cash equivalents.................................  $  215,189   $  51,792
  Short term investments....................................     126,251      72,814
  Accounts receivable, net..................................     154,858      15,845
  Prepaid expenses and other current assets.................      16,470       4,656
                                                              ----------   ---------
Total current assets........................................     512,768     145,107
Property and equipment, net.................................      95,143      11,892
Investments and other assets................................      46,414          --
Goodwill and other intangible assets, net...................   2,416,230     227,611
                                                              ----------   ---------
Total assets................................................  $3,070,555   $ 384,610
                                                              ==========   =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   26,408   $   6,885
  Accrued compensation and related expenses.................      44,825       3,972
  Current portion of notes payable..........................       1,856         411
  Deferred revenue..........................................     112,308      40,414
  Other current liabilities.................................      81,408      15,945
                                                              ----------   ---------
Total current liabilities...................................     266,805      67,627

Notes payable...............................................       4,339         262
Commitment and Contingencies
Stockholders' equity:
  Common stock, par value $0.0001, 950,000,000 shares
    authorized; 194,904,108 and 149,936,476 issued and
    outstanding at December 31, 2000 and 1999, respectively,
    excluding 28,800,000 shares to be issued under
    contractual obligations as of December 31, 2000.........   3,401,487     423,839
  Deferred stock compensation...............................    (153,630)     (4,110)
  Note receivable from stockholder..........................        (129)          0
  Accumulated other comprehensive loss......................        (814)       (452)
  Accumulated deficit.......................................    (447,503)   (102,556)
                                                              ----------   ---------
Total stockholders' equity..................................   2,799,411     316,721
                                                              ----------   ---------
  Total liabilities and stockholders' equity................  $3,070,555   $ 384,610
                                                              ==========   =========

                            See accompanying notes.

                               COMMERCE ONE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
Revenues:
  License fees..............................................  $ 223,277   $ 24,571   $  1,633
  Services..................................................    178,519      8,986        930
                                                              ---------   --------   --------
Total revenues..............................................    401,796     33,557      2,563
Costs and expenses:
  Cost of license fees(1)...................................      9,221        484         --
  Cost of services(2).......................................    145,901     15,586      4,369
  Sales and marketing.......................................    165,441     31,546     13,108
  Product development.......................................     99,693     20,496      6,839
  General and administrative................................     43,269      5,050      1,941
  Purchased in-process research and development.............      5,142      9,374         --
  Amortization of deferred stock compensation...............     39,820      2,324      1,102
  Amortization of goodwill and other intangible assets......    238,873     11,133         --
                                                              ---------   --------   --------
Total costs and expenses....................................    747,360     95,993     27,359
                                                              ---------   --------   --------
Loss from operations........................................   (345,564)   (62,436)   (24,796)
Interest income and other, net..............................      7,017      3,302        156
Loss before income taxes....................................   (338,547)   (59,134)   (24,640)
Provision for income taxes..................................      6,400      4,188         --
                                                              ---------   --------   --------
Net loss....................................................  $(344,947)  $(63,322)  $(24,640)
                                                              =========   ========   ========
Basic and diluted net loss per share........................  $   (2.05)  $  (0.74)  $  (1.37)
                                                              =========   ========   ========
Shares used in calculation of net loss per share............    168,065     86,054     18,318
                                                              =========   ========   ========

- ------------------------

(1) Excluding $5,689 of amortization of cost of technology agreement in 2000 and $10,137 and $1,651 of amortization of other intangible assets in 2000 and 1999 respectively.

(2) Excluding $5,804 of amortization of other intangible assets in 2000.

                            See accompanying notes.

                               COMMERCE ONE, INC.

          CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
                    STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    REDEEMABLE
                                                    CONVERTIBLE              CONVERTIBLE
                                                     PREFERRED                PREFERRED
                                                       STOCK                    STOCK                  COMMON STOCK
                                                      SHARES       AMOUNT      SHARES       AMOUNT        SHARES         AMOUNT
                                                    -----------   --------   -----------   --------   --------------   ----------
BALANCES AT DECEMBER 31, 1997.....................  26,066,700    $ 20,650    2,021,040     $ 487       19,332,396     $      159
Issuance of common stock upon exercise of stock
  options.........................................          --          --           --        --          462,012             56
Issuance of series D redeemable convertible
  preferred stock, net of issuance costs..........  26,600,274      29,343           --        --               --             --
Accretion of redeemable preferred stock...........          --         439           --        --               --             --
Deferred stock compensation.......................          --          --           --        --               --          2,950
Amortization of deferred stock compensation.......          --          --           --        --               --             --
Net loss..........................................          --          --           --        --               --             --
Foreign currency translation adjustment...........          --          --           --        --               --             --
                                                    -----------   --------   ----------     -----      -----------     ----------
Comprehensive loss................................          --          --           --        --               --             --
                                                    -----------   --------   ----------     -----      -----------     ----------
BALANCES AT DECEMBER 31, 1998.....................  52,666,974      50,432    2,021,040       487       19,794,408          3,165
Issuance of common stock upon exercise of stock
  options.........................................          --          --           --        --        7,431,282          1,492
Repurchase of common stock from terminated
  employees.......................................          --          --           --        --          (73,122)           (16)
Issuance of common stock under employee stock
  purchase plan...................................          --          --           --        --          653,076          1,943
Issuance of shares in connection with business
  combinations....................................   2,400,498       2,793           --        --       16,352,442        238,258
Issuance of series E preferred stock, net of
  issuance costs..................................  16,552,914      23,786           --        --               --             --
Issuance of preferred stock upon exercise of
  warrants........................................   3,287,938       3,895           --        --               --             --
Accretion of redeemable preferred stock...........          --         469           --        --               --             --
Issuance of common stock in initial public
  offering, net of issuance costs.................          --          --           --        --       22,770,000         72,549
Issuance of common stock in concurrent private
  placement, net of issuance costs................          --          --           --        --        6,079,026         20,000
Conversion of preferred stock to common stock upon
  initial public offering, net of issuance
  costs...........................................  (74,908,324)   (81,375)  (2,021,040)     (487)      76,929,364         81,862
Deferred stock compensation.......................          --          --           --        --               --          4,586
Amortization of deferred stock compensation.......          --          --           --        --               --             --
Net loss..........................................          --          --           --        --               --             --
Foreign currency translation adjustment...........          --          --           --        --               --             --
Unrealized loss on investments....................          --          --           --        --               --             --
                                                    -----------   --------   ----------     -----      -----------     ----------
Comprehensive loss................................          --          --           --        --               --             --
                                                    -----------   --------   ----------     -----      -----------     ----------
BALANCES AT DECEMBER 31, 1999.....................          --          --           --        --      149,936,476     $  423,839
Issuance of common stock upon exercise of stock
  options.........................................          --          --           --        --        8,033,044         40,407
Issuance of common stock under employee stock
  purchase plan...................................          --          --           --        --        1,985,340         11,221
Issuance of common stock and assumption of stock
  options in connection with business
  combinations....................................          --          --           --        --       29,889,702      1,774,339
Notes receivable from shareholder assumed in
  business combination............................          --          --           --        --               --             --
Sale of common stock in connection with strategic
  partnerships, net of issuance costs.............          --          --           --        --        5,059,546        249,783
Contractual obligation to issue common stock in
  connection with Covisint agreements.............          --          --           --        --       28,800,000        880,200
Deferred stock compensation.......................          --          --           --        --               --         20,174
Amortization of deferred stock compensation.......          --          --           --        --               --             --
Issuance of warrants for services.................          --          --           --        --               --          1,524
Net loss..........................................          --          --           --        --               --             --
Foreign currency translation adjustment...........          --          --           --        --               --             --
Unrealized loss on investments....................          --          --           --        --               --             --
                                                    -----------   --------   ----------     -----      -----------     ----------
Comprehensive loss................................          --          --           --        --               --             --
                                                    -----------   --------   ----------     -----      -----------     ----------
BALANCES AT DECEMBER 31, 2000.....................          --    $     --           --     $  --      223,704,108     $3,401,487
                                                    ===========   ========   ==========     =====      ===========     ==========

                            See accompanying notes.

                               COMMERCE ONE, INC.

          CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
                    STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           NOTE        ACCUMULATED
                                                          DEFERRED      RECEIVABLE        OTHER
                                                            STOCK          FROM       COMPREHENSIVE    ACCUMULATED
                                                        COMPENSATION    SHAREHOLDER        LOSS          DEFICIT         TOTAL
                                                        -------------   -----------   --------------   ------------   -----------
BALANCES AT DECEMBER 31, 1997.........................    $      --      $      --       $     --       $ (13,686)    $   (13,040)
Issuance of common stock upon exercise of stock
  options.............................................           --             --             --              --              56
Issuance of series D redeemable convertible preferred
  stock, net of issuance costs........................           --             --             --              --              --
Accretion of redeemable preferred stock...............           --             --             --            (439)           (439)
Deferred stock compensation...........................       (2,950)            --             --              --     $        --
Amortization of deferred stock compensation...........        1,102             --             --              --           1,102
Net loss..............................................           --             --             --         (24,640)        (24,640)
Foreign currency translation adjustment...............           --             --            (50)             --             (50)
                                                          ---------      ---------       --------       ---------     -----------
Comprehensive loss....................................           --             --             --              --         (24,690)
                                                          ---------      ---------       --------       ---------     -----------
BALANCES AT DECEMBER 31, 1998.........................    $  (1,848)            --       $    (50)      $ (38,765)    $   (37,011)
Issuance of common stock upon exercise of stock
  options.............................................           --             --             --              --           1,492
Repurchase of common stock from terminated
  employees...........................................           --             --             --              --             (16)
Issuance of common stock under employee stock purchase
  plan................................................           --             --             --              --           1,943
Issuance of shares in connection with business
  combinations........................................           --             --             --              --         238,258
Issuance of series E preferred stock, net of issuance
  costs...............................................           --             --             --              --              --
Issuance of preferred stock upon exercise of
  warrants............................................           --             --             --              --              --
Accretion of redeemable preferred stock...............           --             --             --            (469)           (469)
Issuance of common stock in initial public offering,
  net of issuance costs...............................           --             --             --              --          72,549
Issuance of common stock in concurrent private
  placement, net of issuance costs....................           --             --             --              --          20,000
Conversion of preferred stock to common stock upon
  initial public offering, net of issuance costs......           --             --             --              --          81,375
Deferred stock compensation...........................       (4,586)            --             --              --              --
Amortization of deferred stock compensation...........        2,324             --             --              --           2,324
Net loss..............................................           --             --             --         (63,322)        (63,322)
Foreign currency translation adjustment...............           --             --           (111)             --            (111)
Unrealized loss on investments........................           --             --           (291)             --            (291)
                                                          ---------      ---------       --------       ---------     -----------
Comprehensive loss....................................           --             --             --              --         (63,724)
                                                          ---------      ---------       --------       ---------     -----------
BALANCES AT DECEMBER 31, 1999.........................       (4,110)            --           (452)       (102,556)        316,721
Issuance of common stock upon exercise of stock
  options.............................................           --             --             --              --          40,407
Issuance of common stock under employee stock purchase
  plan................................................           --             --             --              --          11,221
Issuance of common stock and assumption of stock
  options in connection with business combinations....     (169,166)            --             --              --       1,605,173
Notes receivable from shareholder assumed in business
  combination net of issuance costs...................           --           (133)            --              --            (133)
Payment of note receivable from stockholder assumed in
  business combination................................           --              4             --              --               4
Sale of common stock in connection with strategic
  partnerships........................................           --             --             --              --         249,783
Contractual obligation to issue common stock in
  connection with Covisint agreements.................           --             --             --              --         880,200
Deferred stock compensation...........................      (20,174)            --             --              --              --
Amortization of deferred stock compensation...........       39,820             --             --              --          39,820
Issuance of warrants for services.....................           --             --             --              --           1,524
Net loss..............................................           --             --             --        (344,947)       (344,947)
Foreign currency translation adjustment...............           --             --           (323)             --            (323)
Unrealized loss on investments........................           --             --            (39)             --             (39)
                                                          ---------      ---------       --------       ---------     -----------
Comprehensive loss....................................           --             --             --              --        (345,309)
                                                          ---------      ---------       --------       ---------     -----------
BALANCES AT DECEMBER 31, 2000.........................    $(153,630)     $    (129)      $   (814)      $(447,503)    $(2,799,411)
                                                          =========      =========       ========       =========     ===========

                            See accompanying notes.

                               COMMERCE ONE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 2000        1999       1998
                                                              ----------   --------   --------
Operating activities:
Net loss....................................................  $ (344,947)  $(63,322)  $(24,640)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................      13,815      2,534      1,026
  Purchased in-process research and development.............       5,142      9,374       -- -
  Amortization of cost of technology agreement..............       5,689       -- -       -- -
  Amortization of deferred stock compensation...............      39,820      2,324      1,102
  Amortization of goodwill and other intangible assets......     233,184     11,133         --
  Amortization of warrant expense...........................       1,524         --         --
  Loss on investments.......................................       2,994         --         --
  Changes in operating assets and liabilities:
    Accounts receivable, net................................     (91,043)   (14,058)      (966)
    Prepaid and other current assets........................      (8,402)    (3,867)       (78)
    Accounts payable........................................      13,654      5,951         47
    Accrued compensation and related expenses...............      26,612      3,163        113
    Other current liabilities...............................      29,967     11,369      1,086
    Deferred revenue........................................      71,894     39,246        994
                                                              ----------   --------   --------
Net cash provided by (used in) operating activities.........         (97)     3,847    (21,316)
Investing activities:
Purchase of property and equipment, net.....................     (79,158)   (11,464)    (1,560)
Note receivable from VeoSystems, Inc........................          --         --       (950)
Proceeds from maturities of short term investments..........      82,880     18,154         --
Purchase of short term investments..........................    (136,357)   (91,259)        --
Business combinations, net of cash acquired.................       8,773     (3,889)        --
Other investments...........................................     (13,199)        --         --
                                                              ----------   --------   --------
Net cash used in investing activities.......................    (137,061)   (88,458)    (2,510)
Financing activities:
Proceeds from issuance of preferred stock, net..............          --     27,681     29,343
Proceeds from issuance of common stock, net.................     301,411     95,968         56
Proceeds from borrowings on notes payable...................          --         --      1,014
Payments on notes payable...................................        (298)    (2,052)      (340)
Payments on capital lease obligations.......................        (235)      (221)      (426)
                                                              ----------   --------   --------
Net cash provided by financing activities...................     300,878    121,376     29,647
Effect of foreign currency translation on cash and cash
  equivalents...............................................        (323)      (111)       (50)
                                                              ----------   --------   --------
Net increase in cash........................................     163,397     36,654      5,771
Cash balance at beginning of period.........................      51,792     15,138      9,367
                                                              ----------   --------   --------
Cash balance at end of period...............................  $  215,189   $ 51,792   $ 15,138
                                                              ==========   ========   ========
Supplemental disclosures:
Interest paid...............................................  $      235   $    384   $    461
                                                              ==========   ========   ========
Cash paid for income taxes..................................  $    6,400   $  4,188   $     --
                                                              ==========   ========   ========
Noncash investing and financing activities:
Capital lease obligations incurred..........................  $       --   $     --   $    554
                                                              ==========   ========   ========
Deferred compensation related to stock option grants........  $   20,174   $  4,586   $  2,950
                                                              ==========   ========   ========
Conversion of borrowings under bank line of credit to notes
  payable...................................................  $       --   $    750   $    750
                                                              ==========   ========   ========
Unrealized loss on short term investments...................  $       39   $    291   $     --
                                                              ==========   ========   ========
Issuance of preferred stock, common stock and assumption of
  stock options in connection with business combinations....  $1,774,339   $241,051   $     --
                                                              ==========   ========   ========
Conversion of convertible preferred stock into common
  stock.....................................................  $       --   $ 81,862   $     --
                                                              ==========   ========   ========
Valuation of common stock to be issued in connection with
  Technology Agreement......................................  $  849,350         --         --
                                                              ==========   ========   ========
Valuation of common stock warrant in connection with
  services provided.........................................  $    1,524         --         --
                                                              ==========   ========   ========
Valuation of common stock to be issued in connection with
  equity interest in Covisint...............................  $   30,850         --         --
                                                              ==========   ========   ========

                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

    Commerce One, Inc. (the "Company") was incorporated in the State of California in 1994. The Company operates in one business segment which provides business-to-business e-commerce solutions that use the Internet to link buyers and sellers of business goods and services into electronic communities known as "e-marketplaces". In March 1999, the Company was re-incorporated in the State of Delaware.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    The functional currency of the Company's foreign subsidiaries is the local currency. The Company translates all assets and liabilities to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenue and expenses are translated at the prior month ending exchange rate prevailing during the period. Gains and losses resulting from the translation of the foreign subsidiaries' financial statements are reported as a separate component of accumulated comprehensive other income (loss) in stockholders' equity. Net gains and losses resulting from foreign exchange transactions, which are recorded in the statement of operations, were not significant during any of the periods presented.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of three months or less at the date of purchase and are stated at amounts that approximate fair value. Cash equivalents consist principally of investments in short-term money market instruments and certificates of deposit.

SHORT TERM INVESTMENTS

    Short term investments consist principally of commercial paper, corporate notes and government notes and bonds with maturities greater than 90 days and are stated at amounts that approximate fair value.

    The Company accounts for its short term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

    The Company has classified its short term investments as available-for-sale. Available-for-sale investments are recorded at fair value with unrealized gains and losses reported as other comprehensive income (loss) and included within accumulated other comprehensive income (loss) in the statement of stockholders' equity. Fair values of investments are based on quoted market prices, where available. Realized gains and losses, which have been immaterial to date, are included in interest and other income and are derived using the specific identification method for determining the cost of investments sold. Dividend and interest income is recognized when earned.

    The following summarizes the fair value of the Company's short-term investments at December 31, 2000 (amounts in thousands):

                                                            GROSS        GROSS
                                              AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                COST        GAINS        LOSSES      VALUE
                                              ---------   ----------   ----------   --------
Commercial paper............................  $ 58,973       $ --         $(84)     $ 58,889
Government notes and bonds..................     1,870         --           (2)        1,868
Corporate notes and bonds...................    55,081        104           --        55,185
Certificates of deposit.....................    10,316         --           (7)       10,309
                                              --------       ----         ----      --------
                                              $126,240       $104         $(93)     $126,251
                                              ========       ====         ====      ========

    The following summarizes the fair value of the Company's short-term investments at December 31, 1999 (amounts in thousands):

                                                             GROSS        GROSS
                                               AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                 COST        GAINS        LOSSES      VALUE
                                               ---------   ----------   ----------   --------
Commercial paper.............................   $ 1,009       $ --         $  (3)    $ 1,006
Government notes and bonds...................     5,158         --           (45)      5,113
Corporate notes and bonds....................    47,347         --          (215)     47,132
Certificates of deposit......................    19,561          2            --      19,563
                                                -------       ----         -----     -------
                                                $73,075       $  2         $(263)    $72,814
                                                =======       ====         =====     =======

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets as follows: computer and office equipment--three years; furniture and fixtures--five years; and leasehold improvements--the shorter of the remaining term of the related leases or the estimated economic useful lives of the improvements. Equipment under capital leases is amortized to depreciation expense over the shorter of the expected useful life or the related lease term.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets result from business combinations accounted for under the purchase method (Note 13). Goodwill is being amortized on a straight-line basis over estimated useful lives of four to five years. Intangible assets related to acquired technology, assembled workforce, tradenames, patents and other intangible assets are being amortized on a straight-line method over the estimated useful life of the related asset, generally one to five years. The cost of technology agreement asset relates to the Covisint agreements dated December 8, 2000 and is being amortized on a straight-line basis over the ten year term of the contract (Note 14). The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or other intangible assets or render the goodwill or other intangible assets impaired. If such circumstances arise, the Company would use an estimate of the undiscounted value of operating cash flows to determine whether the goodwill or other intangible assets are impaired. To date, no such impairment has been deemed to exist.

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

CONCENTRATION OF CREDIT RISK AND CREDIT EVALUATIONS

    Financial instruments, which potentially subject the Company to concentrations of risk, include cash, cash equivalents, short term investments and accounts receivable. The Company maintains its cash, cash equivalents and short term investments with two domestic financial institutions. For the year ended December 31, 2000, no customers accounted for more than 10% of the Company's revenues. For the years ended December 31, 1999 and December 31, 1998, three customers accounted for 21%, 15% and 11% and four customers accounted for 24%, 21%, 18% and 12% of the Company's revenues, respectively. At December 31, 2000, no customers accounted for more than 10% of accounts receivable. At December 31, 1999, three customers accounted for 42%, 17%, and 16%. The Company performs ongoing credit evaluations of its customers and does not typically require collateral or guarantees. Management establishes an allowance for doubtful accounts when it appears accounts receivable will not be collectible, and such losses to date have been within management's expectations.

REVENUE RECOGNITION

    Revenues from license agreements for the Company's software products are recognized upon delivery and acceptance of the software if there is persuasive evidence of an arrangement, collection is probable and the fee is fixed or determinable. If an acceptance period is required, license revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company generally recognizes only its portion of revenues under revenue sharing arrangements for the license to customers of software developed jointly with strategic partners. When software is licensed through indirect sales channels, license fees are recognized as revenue when the software is sold by the reseller to an end user customer and the criteria described above have been met.

    Revenues from professional services under time and materials contracts are recognized based on fixed hourly rates for direct labor hours expended. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, with costs and estimated profits recorded as work is performed. Revenues from cost-plus-fixed-fee contracts are recognized on the basis of direct costs plus indirect costs incurred plus a fixed profit percentage. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability, including final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Unbilled receivables on contracts are comprised of costs, plus earnings on certain contracts in excess of contractual billings on such contracts.

    If a customer transaction includes both software license and services elements or the rights to multiple software products, the total arrangement fee is allocated to each of the elements using the residual method, under which revenue is allocated to undelivered elements based on vendor specific objective evidence of the fair values of such undelivered elements and the residual amounts of revenue are allocated to the delivered elements.

    Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where professional services are considered necessary to the functionality of the software. Revenue from these software arrangements is recognized using the percentage of completion method.

    Software maintenance revenues and subscription fees are recognized ratably over the term of the related contract, typically one year.

    Network service fees (transaction fees, revenue sharing and hosting) which have not been significant, are recognized as earned based on customer transactions.

    Deferred revenue consists of license fees for which revenue has been deferred and prepaid fees for services, subscription fees, and maintenance and support agreements.

    The Company's revenue recognition policies are consistent with Statement of Position 97-2 "Software Revenue Recognition," as modified by Statement of Position 98-9.

STOCK-BASED COMPENSATION

    The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB25") and has adopted the disclosure-only alternative of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123").

ADVERTISING

    Advertising costs are expensed as incurred. Advertising expense was approximately $9,368,000, $332,000 and $219,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

    The calculation of basic and diluted net loss per share is as follows (in thousands, expect per share data):

                                                           YEARS ENDED DECEMBER 31,
                                                        -------------------------------
                                                          2000        1999       1998
                                                        ---------   --------   --------
Net loss..............................................  $(344,947)  $(63,322)  $(24,640)
Preferred stock accretion.............................         --        469        439
                                                        ---------   --------   --------
Loss applicable to common shareholders................  $(344,947)  $(63,791)  $(25,079)
Weighted average shares of common stock outstanding...    167,832     87,500     19,542
Less: weighted average shares of common stock to be
  issued under contractual obligations (Note 14)......     (1,810)        --         --
Less: weighted average shares subject to repurchase...     (1,577)    (1,446)    (1,224)
                                                        ---------   --------   --------
Weighted average shares of common stock outstanding
  used in computing basic and diluted net loss per
  share...............................................    168,065     86,054     18,318
                                                        ---------   --------   --------
Basic and diluted net loss per share..................  $   (2.05)  $  (0.74)  $  (1.37)
                                                        =========   ========   ========

    If the Company had reported net income, the calculation of diluted earnings per share would have included, approximately, an additional 22,231,000, 7,568,000, 1,360,000 common equivalent shares related to outstanding stock options and warrants not included above (determined using the treasury stock method) for the years ended December 31, 2000, 1999 and 1998, respectively.

EFFECTS OF NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which amended FAS 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment to FASB Statement No. 133," which amended
FAS 133 with respect to four specific issues. The adoption of this statement as of January 1, 2001, did not have a material effect on the consolidated financial position, results of operation, or cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The adoption of SAB 101 by the Company in the year ended December 31, 2000 did not have a material effect on its reported financial position or results of operations.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. As a result of FIN 44, the Company recorded deferred stock compensation in the amount of $169,166,000 in connection with the acquisition of AppNet, Inc. (Note 13).

RECLASSIFICATIONS

    Certain prior amounts have been reclassified to conform to current year presentation.

2. ACCOUNTS RECEIVABLE

    Accounts receivable consists of the following (in thousands):

                                                              DECEMBER 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
Accounts receivable......................................  $149,652   $14,542
Unbilled accounts receivable.............................    15,381     1,796
                                                           --------   -------
                                                            165,033    16,338
Less allowance for doubtful accounts.....................    10,175       493
                                                           --------   -------
                                                           $154,858   $15,845
                                                           ========   =======

    Unbilled accounts receivable result from services provided to customers which have not yet been formally invoiced as of the reporting date. Such amounts are generally invoiced within 15 days of the end of the period in which services were provided.

3. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Computer and office equipment.............................  $83,751    $12,282
Furniture and fixtures....................................   19,275      2,694
Leasehold improvements....................................   11,599      1,016
Construction in process...................................    7,018         --
                                                            -------    -------
                                                            121,643     15,992
Less accumulated depreciation and amortization............   26,500      4,100
                                                            -------    -------
                                                            $95,143    $11,892
                                                            =======    =======

4. GOODWILL AND OTHER INTAGIBLE ASSETS

    Goodwill and other intangible assets, which result from acquisitions accounted for under the purchase method (Note 13) and the Covisint Technology Agreement (Note 14), consists of the following (in thousands):

                                                            DECEMBER 31,
                                                        ---------------------
                                                           2000        1999
                                                        ----------   --------
Goodwill..............................................  $1,733,093   $211,186
Technology Agreement (Note 14)........................     850,932         --
Core & developed technology...........................      33,805     25,920
Assembled workforce...................................      29,299        926
Customer contracts....................................      11,900         --
Other.................................................       7,207        712
                                                        ----------   --------
                                                         2,666,236    238,744
Less accumulated amortization.........................    (250,006)   (11,133)
                                                        ----------   --------
Goodwill and other intangible assets, net.............  $2,416,230   $227,611
                                                        ==========   ========

5. INVESTMENTS AND OTHER ASSETS

    Investments and other assets consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Rights to equity interest in Covisint (Note 14).............  $30,850      $ --
Strategic investments.......................................    3,603        --
Note receivable from officer................................    5,000        --
Other.......................................................    6,961        --
                                                              -------      ----
                                                              $46,414      $ --
                                                              =======      ====

    The Company maintains certain strategic investments (generally less than 5%) in public and private companies. Investments in private companies are recorded at cost. Investments in publicly traded companies are carried at fair value, based on quoted market prices, with unrealized gains and losses recorded in equity. These investments are periodically evaluated for declines in value which are considered other than temporary. During the fourth quarter of the year ended December 31, 2000, the Company recorded investment losses of approximately $3,000,000 related to declines in value considered other than temporary.

6. OTHER ACCRUED LIABILITIES

    Other accrued liabilities consists of the following (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Accruals related to business combinations.................  $28,529    $    --
Professional fees (legal, tax, and accounting)............   11,415         --
Customer deposits.........................................    9,497     10,000
Royalty, referral, and marketing commitment payables......    8,289         --
Taxes payable.............................................    5,688        260
Warranty accruals.........................................    2,527         --
Other.....................................................   15,463      5,685
                                                            -------    -------
Total other accrued liabilities...........................  $81,408    $15,945
                                                            =======    =======

7. NOTES PAYABLE

    In the years ended December 31, 1998 and 1997, the Company entered into notes payable agreements with two leasing companies. The notes accrue interest monthly based on effective interest rates ranging from 18.37% to 18.50% and mature at various dates from January 2001 to January 2002. The notes are secured by the equipment acquired with the proceeds from these notes. The principal amount outstanding at December 31, 2000 under these notes is $264,000 of which the long-term portion of $41,200 is due in 2002. In addition the company assumed a note payable, with a leasing company, in connection with the AppNet acquisition. The note accrues interest at 17.7% and matures in March 2001. The notes are secured by the equipment acquired with the proceeds from these notes. The principal outstanding under this note is $10,000.

    In connection with our acquisition of AppNet, Inc., the Company assumed certain notes payables. In connection with one of AppNet's acquisitions in 1999, AppNet entered into a note payable agreement with the former owners of the acquired business. The note payable accrues interest at 6% annually and matures on January 8, 2002. The principal amount outstanding at December 31, 2000 under this note is $3,500,000. Also in connection with this acquisition, AppNet issued a note payable of $1,000,000, which accrues interest at 6% annually, to a trust established for employees of the acquired business. Since the trust is available to the Company's creditors, the trust's assets and liabilities are included in the accompanying consolidated financial statements. As such, the trust's note receivable from the Company and the trust's note payable to the employees of the acquired business have been eliminated in consolidation. As of December 31, 2000, the Company owes the trust $787,000 and is included in the accompanying consolidated financial statements. The Company accrues principal and interest due to the trust monthly. Principal and accrued interest is due to the trust on January 8, 2002. Upon maturity in January 2002, the former owners of the business, who are the trustees of the trust, will distribute the funds to the employees of the acquired business at their discretion.

    In connection with another AppNet acquisition in 1998, AppNet entered into two note payable agreements with certain former owners of the acquired business in January 2000, which related to contingent consideration due to these former owners for meeting certain revenue and profitability targets as defined in the acquisition agreement. The note payables accrue interest at 9% annually and mature on January 15, 2001. As of December 31, 2000, the principal amount outstanding under these notes is $1,633,000. In January 2001, the company repaid these notes and unpaid accrued interest to the former owners.

8. COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

    The Company leases its principal office facilities under non-cancelable operating leases. Rent expense amounted to $14,411,000, $2,321,000 and $587,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    Capital lease obligations represent the present value of future rental payments under capital lease agreements for equipment. The original cost and accumulated depreciation on the equipment under capital leases is $1,392,000 and $1,352,532 respectively, at December 31, 2000 and $1,392,000 and $627,000,
respectively, at December 31, 1999.

    Future minimum payments under operating leases at December 31, 2000 are as follows (in thousands):

YEAR ENDING DECEMBER 31,                                   OPERATING LEASES
- ------------------------                                   ----------------
2001.....................................................      $ 31,336
2002.....................................................        27,841
2003.....................................................        25,418
2004.....................................................        23,160
2005.....................................................        21,771
Thereafter...............................................        47,596
                                                               --------
Total minimum lease payments.............................      $177,122
                                                               ========

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

9. STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING AND CONCURRENT PRIVATE PLACEMENT OF COMMON STOCK

    On July 7, 1999, we closed our initial public offering of 22,770,000 shares of common stock at a price per share to the public of $3.50 and the concurrent private placement of 6,079,026 shares of common stock at a price per share of $3.29. The net proceeds from these transactions were $92.5 million, after deducting underwriting discounts and other offering expenses. In addition, upon completion of the initial public offering, each outstanding share of the Company's convertible preferred stock and redeemable convertible preferred stock was automatically converted into one share of common stock.

STRATEGIC RELATIONSHIP WITH SAP

    On September 18, 2000, we finalized our agreements with SAP AG and SAPMarkets, Inc. ("SAP") to jointly develop and deliver the next-generation e-business marketplace solution for the Internet economy. The agreements provide that the companies will jointly develop, market and sell e-commerce solutions. In connection with those agreements, we issued 5,059,546 shares of our common stock to SAP for an aggregate purchase price of $250 million.

STOCK SPLIT

    Upon our initial public offering, we had a one-for-two reverse stock split of issued and outstanding common and preferred stock. On November 16, 1999, the Board of Directors approved a three-for-one stock split of issued and outstanding common stock. The stock split was effected as a stock dividend for stockholders of record on December 3, 1999 and was effective December 23, 1999. On March 13, 2000, the Board of Directors approved a two-for-one stock split of common stock. The stock split was effected as a stock dividend for stockholders of record as of March 24, 2000 and was effective April 19, 2000. All preferred and common stock prices and amounts in the accompanying financial statements have been retroactively adjusted to reflect the stock splits.

STOCK OPTIONS

    In 1997, the Company adopted the Commerce One 1997 Incentive Stock Option Plan (the "1997 Plan"). The 1997 Plan replaced the Commerce One Amended and Restated 1995 Stock Plan. In 1999, the Company adopted the 1999 Nonstatutory Stock Option Plan (the "1999 Plan"). In connection with various acquisitions, the Company assumed the VEO and CommerceBid stock option plans in 1999 and the Mergent and AppNet stock option plans in 2000. The Company terminated all the assumed plans upon the assumption and no further options will be granted under them. As of December 31, 2000, the Company reserved an aggregate of 73,855,888 shares of common stock for issuance pursuant to all of its stock option plans and one standalone nonstatutory stock option agreement. All employees, including without limitation, independent contractors and directors are eligible to receive awards under the 1997 Plan. However, directors and executive officers are not eligible to receive awards under the 1999 Plan.

    Options granted under the 1997 Plan may be either incentive stock options or non-qualified stock options. The exercise price of incentive stock options granted under the 1997 Plan may not be less than the fair market value of the shares of the Company's common stock on the date of grant. However, the Administrator of the plan shall determine the exercise price of non-qualified stock options. The option holder may exercise unvested options and obtain shares of stock that are subject to a repurchase option by the Company at the original exercise price in the event of the employee's termination. The repurchase rights lapse over the period that the underlying options vest.

    Options granted under the 1999 Plan may only be non-qualified stock options and the Administrator shall determine the exercise price. Shares issued under the 1995 and VEO Plans are also subject to various restrictions as to resale.

    Under the Company's 1999 Director Option Plan, 810,000 shares of common stock have been reserved for grants of stock options under such plan. As of December 31, 2000, options to purchase 360,000 shares have been granted under the 1999 Director Option Plan.

    A summary of the Company's stock option activity under all plans is set forth below:

                                                           WEIGHTED-AVERAGE
                                              NUMBER OF     EXERCISE PRICE
                                                SHARES         PER SHARE
                                              ----------   -----------------
Outstanding at December 31, 1997............  5,797,368         $ 0.06
  Granted...................................  7,336,500         $ 0.20
  Exercised.................................   (462,012)        $ 0.06
  Canceled..................................  (1,338,192)       $ 0.11
                                              ----------        ------
Outstanding at December 31, 1998............  11,333,664        $ 0.14
  Granted and assumed.......................  26,288,024        $11.23
  Exercised.................................  (7,431,282)       $ 0.21
  Canceled..................................  (2,994,744)       $ 0.57
                                              ----------        ------
Outstanding at December 31, 1999............  27,195,662        $10.43
  Granted and assumed.......................  29,023,809        $50.10
  Exercised.................................  (8,033,004)       $ 5.04
  Canceled..................................  (2,275,244)       $29.63
                                              ----------        ------
Outstanding at December 31, 2000............  45,911,223        $35.49
                                              ==========        ======
Exercisable and vested at December 31,
  2000......................................  8,820,960         $28.16
                                              ==========        ======
Outstanding shares of common stock subject
  to repurchase at December 31, 2000........  1,577,000
                                              ==========

                             OPTIONS OUTSTANDING                OPTIONS EXERCISABLE AND VESTED
                        ------------------------------   ---------------------------------------------
                                      WEIGHTED-AVERAGE                                     WEIGHTED
                         NUMBER OF       REMAINING          WEIGHTED       NUMBER OF       AVERAGE
      RANGE OF          OUTSTANDING     CONTRACTUAL         AVERAGE       EXERCISABLE   EXERCISE PRICE
   EXERCISE PRICES        OPTION        LIFE (YEARS)     EXERCISE PRICE     OPTIONS       PER SHARE
- ---------------------   -----------   ----------------   --------------   -----------   --------------
  $ 0.00 - $  0.40       4,771,451          7.26             $  0.19       1,889,590        $  0.13
  $ 0.67 - $  3.50       7,414,524          8.38             $  2.33       1,672,662        $  2.32
  $ 4.71 - $ 24.61       5,498,253          8.75             $ 15.42       1,036,632        $ 14.07
  $25.31 - $ 28.81       2,746,602          9.73             $ 27.88         274,724        $ 27.56
  $30.00 - $ 33.00       4,851,300          9.29             $ 32.70       1,053,513        $ 32.80
  $34.17 - $ 54.69       5,032,969          9.38             $ 42.75         631,181        $ 42.48
  $54.88 - $ 62.81       7,926,752          9.39             $ 59.75         919,951        $ 56.86
  $64.19 - $ 75.07       5,000,268          9.36             $ 72.12         837,853        $ 73.15
  $78.50 - $101.81       2,103,829          9.20             $ 86.94         387,099        $ 89.94
     $104.44               565,275          9.16             $104.44         117,755        $104.44
                        ----------          ----             -------       ---------        -------
                        45,911,223...       8.92             $ 35.49       8,820,960        $ 28.16
                        ==========          ====             =======       =========        =======

DEFERRED STOCK-BASED COMPENSATION

    The Company recorded deferred stock compensation of approximately $189,340,000 (of which $169,166,000 is related to acquisitions), $4,586,000 and
$2,950,000 during the years ended December 31, 2000, 1999 and 1998, respectively, representing the difference between the exercise price and the deemed fair value of certain of the Company's stock options granted to employees and options assumed in connection with the acquisitions of Mergent Systems and AppNet, Inc. These amounts are being amortized by charges to operations over the vesting periods of the individual stock options using a graded vesting method. Such amortization amounted to approximately $39,820,000, $2,324,000 and $1,102,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

PRO FORMA DISCLOSURES OF THE EFFECT OF STOCK BASED COMPENSATION

    Pro forma information regarding results of operations and net loss per share is required by Financial Accounting Standard Number 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions: a risk-free interest rate of 6.2%, 5.7% and 5.8% for the years ended December 31, 2000, 1999 and 1998, respectively, no dividend yield, a weighted-average expected life of the options of 3.0 years for the year ended December 31, 2000 and 4.5 years for the years ended December 31, 1999 and 1998, a volatility factor of the expected market price of the Company's common stock of 135% for the period January 1, 2000 to December 31, 2000, 170% for the period July 1, 1999 to December 31, 1999 and 0% for the period January 1, 1999 to June 30, 1999 (minimal value method used in 1998).

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

    Had compensation cost for the Company's stock-based compensation plans been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes option valuation model, the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma as adjusted amounts indicated below (in thousands except per share data):

                                                           YEARS ENDED DECEMBER 31,
                                                        -------------------------------
                                                          2000        1999       1998
                                                        ---------   --------   --------
Net loss--pro forma as adjusted.......................  $(880,895)  $(66,055)  $(25,562)
                                                        =========   ========   ========
Basic and diluted net loss per share--pro forma as
  adjusted............................................  $   (5.24)  $  (0.77)  $  (1.40)
                                                        =========   ========   ========

    The weighted average fair value of options granted, which is the value assigned to the options under FAS 123, was $47.06, $18.89 and $0.50 for options granted during the years ended December 31, 2000, 1999 and 1998, respectively.

    The pro forma impact of options on the net loss for the years ended December 31, 2000, 1999 and, 1998 is not representative of the effects on pro forma net income (loss) for future years, as future years will include the effects of additional years of stock option grants.

1999 EMPLOYEE STOCK PURCHASE PLAN

    As of December 31, 2000, 6,698,907 shares of common stock have been reserved for issuance under the 1999 Employee Stock Purchase Plan. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable two-year offering period or the last day of the applicable six month purchase period. In 2000, 1,985,365 shares of common stock were purchased under the plan at a weighted average price of $5.65 per share.

WARRANTS

    On November 30, 2000, the Company issued a warrant, in connection with services provided, to purchase 100,000 shares of common stock at an exercise price of $110.92. The warrant is exercisable through March 17, 2005. The value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: risk free rate of 5.0%, weighted average contractual life of 4.3 years, 106% volatility and no dividend yield, which resulted in a value of $1,524,000. This amount was charged to operations during the period.

10. INCOME TAXES

    The following is a geographical breakdown of consolidated income (loss) before income taxes by income tax jurisdiction (in thousands):

                                                     YEAR ENDED DECEMBER, 31,
                                                  -------------------------------
                                                    2000        1999       1998
                                                  ---------   --------   --------
United States...................................  $(308,411)  (50,187)   (22,879)
Foreign.........................................    (30,136)   (8,947)    (1,761)
                                                  ---------   -------    -------
Total...........................................  $(338,547)  (59,134)   (24,640)
                                                  =========   =======    =======

    There has been no provision for U.S. federal or state income taxes for any period as the Company has incurred operating losses in all periods. During the years ended December 31, 2000 and 1999, the Company recorded foreign income tax provisions of $6,400,000 and $4,188,000, respectively, relating to taxes withheld from customer payments and remitted to foreign taxing jurisdictions on the Company's behalf and income taxes generated in certain foreign jurisdictions.

    A reconciliation of income taxes at the statutory federal income tax rate to net income taxes included in the accompanying statements of operations is as follows:

                                                             YEAR ENDED DECEMBER, 31,
                                                       ------------------------------------
                                                         2000          1999          1998
                                                       --------      --------      --------
US federal taxes (benefit) at statutory rate.........   (35.0)%       (35.0)%       (34.0)%
State................................................    (5.3)%        (5.0)%        (4.0)%
Foreign..............................................     1.9%          7.1%           --
Acquisition related charges..........................    24.7%         12.1%           --
Valuation allowance..................................    15.6%         28.1%         38.0%
Other................................................      --           (.2)%          --
                                                        -----         -----         -----
Total................................................     1.9%          7.1%          0.0%
                                                        =====         =====         =====

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       2000
                                                           --------   --------
Deferred tax assets:
  Net operating loss carryforwards.......................  $157,128    41,667
  Capitalized research and development costs.............     5,604     1,548
  Deferred revenue.......................................    15,016     7,401
  Tax credit carryforwards...............................     6,072     1,322
  Accrued costs and expenses.............................    26,543       690
                                                           --------   -------
Deferred tax assets......................................   210,363    52,628
Less: valuation allowance................................  (145,844)  (43,015)
                                                           --------   -------
Total deferred tax assets................................    64,519     9,613
                                                           ========   =======
Deferred tax liabilities:
  Other identified intangible assets.....................   (64,519)   (9,613)
                                                           --------   -------
Total deferred tax liabilities...........................   (64,519)   (9,613)
                                                           --------   -------
Net deferred tax assets..................................  $      0         0
                                                           ========   =======

    Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $102,829,000, $29,212,000 and $8,455,000 during 2000,
1999 and 1998 respectively.

    The tax benefits associated with employee stock options provide a deferred tax benefit of $161.6 million as of December 31, 2000 which has been fully offset by a valuation allowance and will be credited to additional paid-in capital when realized.

    As of December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $419,726,000, which expire in the years 2009 through 2020.

    The Company also had net operating loss carryforwards for state income tax purposes of approximately $204,233,000 expiring in the years 2002 through 2010.

    In addition, the Company had federal and state tax credit carryforwards of approximately $4,150,000 and $2,900,000 respectively, which expire in the years 2012 through 2020.

    Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization.

11. PROFIT SHARING PLAN

    The Company has a profit sharing plan and trust under Section 401(k) of the Internal Revenue Code that covers substantially all employees. Eligible employees may contribute amounts to the plan via payroll withholdings, subject to certain limitations. The Company did not match contributions by plan participants during the year ended December 31, 2000. The Company began making matching contributions in 2001.

12. REVENUE BY GEOGRAPHIC AREA

    Revenue was derived from customers in the following geographic areas (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
United States....................................  $225,994   $ 9,733     $2,563
Europe, Middle East and Africa...................   119,372     8,877         --
Asia Pacific.....................................    47,419     7,743         --
Other............................................     9,011     7,204         --
                                                   --------   -------     ------
                                                   $401,796   $33,557     $2,563
                                                   ========   =======     ======

13. BUSINESS COMBINATIONS

APPNET, INC.

    Effective September 13, 2000, the Company acquired publicly traded
AppNet, Inc. ("AppNet"), a premier provider of end-to-end Internet professional services. The acquisition was accounted for as a purchase transaction. The financial statements include operating results of AppNet from the date of the acquisition. The purchase consideration was approximately $1.653 billion, consisting of 27,887,280 shares of common stock with a fair value of approximately $1.266 billion and assumed options to acquire approximately
7 million shares of common stock with a fair value of approximately
$363.1 million, and transaction costs of approximately $24.0 million.

    The purchase consideration was allocated to the acquired assets and assumed liabilities based on the estimated deemed fair values as follows (in thousands):

Cash........................................................  $   39,122
Accounts receivable and other assets........................      16,414
Deferred compensation.......................................     169,166
Intangible assets:
  Assembled workforce.......................................      28,000
  Customer contracts........................................      11,900
  Internal proprietary software.............................       3,500
  Covenant not to compete...................................       2,300
  Goodwill..................................................   1,382,936
                                                              ----------
Total intangible assets.....................................   1,428,636
                                                              ----------
Total purchase consideration................................  $1,653,338
                                                              ==========

    Goodwill arising from the acquisition is amortized on a straight-line basis over three years. Other intangible assets are amortized over their estimated useful lives ranging from one to three years.

MERGENT SYSTEMS, INC.

    Effective January 7, 2000, the Company acquired Mergent Systems, Inc. ("Mergent"), a company specializing in enabling infomediaries and Global 3000 companies to create, operate, and manage product information systems and aggregated multivendor catalogs for e-commerce, in a transaction accounted for as a purchase. The consolidated financial statements include operating results of Mergent from the date of acquisition. The purchase consideration was approximately $148.4 million consisting of 1,742,190 shares of common stock with a fair value of $122.6 million, 219,010 options assumed with a fair value of $15.3 million, $238,000 of assumed liabilities, transaction costs of $250,000, and approximately $10.0 million in cash to the Mergent stockholders in this transaction.

    The purchase consideration will be allocated to the acquired assets and assumed liabilities based on the estimated deemed fair values as follows (in thousands):

Cash........................................................  $  1,126
Accounts receivable and other assets........................       272
Intangible assets:
  Purchased technology......................................     7,884
  Assembled workforce.......................................       373
  Tradenames/patents........................................       555
  Goodwill..................................................   133,065
                                                              --------
Total intangible assets.....................................   141,877
                                                              --------
Purchased in-process research and development to be charged
  to operations in the three months ended March 31, 2000....     5,142
                                                              --------
Total purchase consideration................................  $148,417
                                                              ========

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

COMMERCEBID.COM, INC.

    Effective November 12, 1999, the Company acquired CommerceBid.com, Inc. ("CommerceBid"), a leading provider of business-to-business auction and reverse auction service solutions, in a transaction accounted for as a purchase. The consolidated financial statements include the operating results of CommerceBid from the date of acquisition. The purchase consideration was approximately $227.5 million consisting of 4,578,312 shares of common stock with a fair value of $217.1 million, 59,004 options assumed with a fair value of $2.8 million, $4.5 million in cash plus an additional $5.0 million in contingent consideration.

    The purchase consideration was allocated to the acquired assets and assumed liabilities based on deemed fair values as follows (in thousands):

Cash........................................................  $  1,160
Accounts receivable and other assets........................       296
Intangible assets:
  Purchased technology......................................    23,646
  Assembled workforce.......................................       385
  Goodwill..................................................   195,707
                                                              --------
Total intangible assets.....................................   219,738
                                                              --------
Purchased in-process research and development charged to
  operations in the three months ended December 31, 1999....     6,337
                                                              --------
Total purchase consideration................................  $227,531
                                                              ========

    Goodwill arising from the acquisition is amortized on a straight-line basis over four years. Other intangible assets are amortized over their estimated useful lives ranging from one to four years.

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

VEO SYSTEMS, INC.

    Effective January 15, 1999, the Company acquired VEO Systems, Inc. ("VEO"), a company specializing in the creation of XML technology applications, in a transaction accounted for as a purchase. The consolidated financial statements include the operating results of VEO from the date of acquisition. The purchase consideration was approximately $23.2 million consisting of 11,794,130 shares of common stock with a fair value of $13.3 million, 1,200,249 shares of Series D prime preferred stock (having the same rights as Series D with an aggregate liquidation preference of $2,000,000) with a fair value of $2.8 million, 4,954,626 stock options with a fair value of $5.1 million, $258,000 of assumed liabilities, $400,000 in cash and $400,000 of acquisition costs. In addition, the Company advanced $950,000 in cash to VEO under a note receivable during 1998. An additional consideration of $400,000 in cash was paid to certain employees who remained employed through January 2000.

    The purchase consideration was allocated to the acquired assets and assumed liabilities based on deemed fair values as follows (in thousands):

Cash........................................................  $   358
Accounts receivable and other assets........................      823
Intangible assets:
  Purchased technology......................................    2,274
  Assembled workforce.......................................      541
  Tradenames/patents........................................      693
  Goodwill..................................................   15,432
                                                              -------
Total intangible assets.....................................   18,940
                                                              -------
Purchased in-process research and development charged to
  operations in the three months ended March 31, 1999.......    3,037
                                                              -------
Total purchase consideration................................  $23,158
                                                              =======

    Goodwill arising from the acquisition is amortized on a straight-line basis over five years. Other intangible assets are amortized over their estimated useful lives ranging from two to five years.

    The value of the acquired in-process technology was computed using a discounted cash flow analysis on the anticipated income stream of the related product revenues. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from VEO. The calculation of value was then adjusted to reflect only the value creation efforts of VEO prior to the close of the acquisition.

    The following unaudited pro forma adjusted summary represents the consolidated results of operations for the years ended December 31, 1999 and 2000 as if the acquisition of VEO,

CommerceBid, Mergent and AppNet had occurred January 1, 1999 and are not intended to be indicative of future results (in thousands, except per share data):

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Pro forma adjusted net revenue..............................  $ 538,552   $ 143,297
Pro forma adjusted net loss.................................  $(725,097)  $(804,749)
Pro forma adjusted net loss per share--basic and diluted....  $   (3.86)  $   (6.73)
Number of shares used in pro forma share calculation--basic
  and diluted...............................................    187,647     119,646

    The pro forma results of operations include historical operations of the Company, VEO, CommerceBid, Mergent and AppNet adjusted to reflect certain pro forma adjustments, including amortization of goodwill and other intangible assets arising from the acquisition, and do not include charges for purchased in-process research and development of $14,516,000, since it is a non-recurring charge. These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

14. COVISINT AGREEMENTS

    In December 2000, Commerce One, Ford Motor Company (Ford), General Motors Corporation (GM), DaimlerChrysler AG, Renault S.A. and Nissan Motor Co., Ltd. entered into several agreements relating to the formation of Covisint, LLC ("Covisint"), a Delaware limited liability company. Covisint is a business-to-business e-marketplace for procurement of goods and services by automakers, their suppliers and others. In connection with the formation of Covisint, the parties entered into a Technology Agreement pursuant to which Commerce One will indirectly license software and provide professional services and support and maintenance services to Covisint in exchange for cash compensation and a share of Covisint's e-marketplace revenue over a ten-year period. The Technology Agreement also includes certain exclusivity commitments of Covisint and Commerce One.

    In connection with the formation of Covisint, under the terms of a Formation Agreement, Commerce One agreed to undergo a corporate restructuring into a holding company. The holding company restructuring is subject to the approval of the stockholders of Commerce One. If the restructuring is approved, all of Commerce One's outstanding shares of common stock will automatically be converted into shares of common stock of the holding company at a one-for-one conversation rate. As a result, Commerce One will become a wholly owned subsidiary of the new holding company. The holding company will continue the business of Commerce One and become the publicly traded entity. Subject to certain conditions relating to stockholder approval of the transaction, the holding company will receive a two percent equity interest in Covisint. Commerce One's agreements relating to Covisint generally replace Commerce One's agreements relating to GM TradeXchange. Upon the execution of the Formation Agreement, the Commerce One holding company issued 14.4 million shares of its common stock to Ford and 14.4 million shares of its common stock to GM. Half of each of Ford's and GM's shares will be held in escrow and will be released to Ford and GM in December 2002, unless certain conditions under the Formation Agreement are not satisfied, in which case the shares will be released in June 2004.

    In addition, pursuant to a Standstill and Stock Restriction Agreement entered into between Commerce One, the new holding company, Ford and GM, all of the shares of stock issued to Ford and GM will generally be subject to transfer restrictions for three years subject to certain exceptions. Ford and GM have also agreed to certain "standstill" restrictions that will generally limit their ability to acquire individually more than 9.95%, or collectively more than 19.9%, of Commerce One's outstanding common stock for three years, and individually 12.5% and collectively 25% thereafter. In addition, for a period of three years, Ford and GM generally agreed to vote their shares in accordance with the recommendations of the Commerce One's Board of Directors with respect to nominees to the Board of Directors and increases in Commerce One authorized capital stock and amendments to stock option plans and employee stock purchase plans approved by Commerce One's Board of Directors. Under a Registration Rights Agreement entered into between Commerce One, Ford and GM, Ford and GM are entitled to registration rights generally beginning after three years, subject to certain exceptions.

    If the restructuring is not approved by Commerce One's stockholders, the Covisint agreements will remain in place. Commerce One will in that case remain a publicly traded entity and will issue a total of 28.8 million shares of Commerce One common stock directly to Ford and GM in exchange for the
28.8 million shares of the holding company common stock currently held by them. In either event, the shares of Commerce One common stock issued to Ford and GM will be subject to similar escrow, standstill and voting provisions, and will be entitled to the same registration rights described above whether or not the corporate restructuring takes place.

    Commerce One has recorded in stockholders' equity the fair value of its contractual obligation to issue 28.8 million shares of common stock to GM and Ford (either through the restructuring transaction or directly) in the amount of $880,200,000. This amount was determined based on the fair value of the underlying Commerce One common shares on the date the agreements were entered into, less a discount for the escrow and transfer restrictions described above. This amount was allocated to rights under the Technology Agreement ($849,350,000) and the rights to obtain an equity interest in Covisint ($30,850,000). In addition the Company incurred $1,582,000 in transaction related costs. The amounts allocated to the Technology Agreement and the related transaction costs are included in intangible assets (Note 4) and are being amortized by charges to operating costs and expenses by the straight-line method over the ten-year term of the agreement. The amount allocated to the rights to obtain an equity interest in Covisint is included in investments and other assets (Note 5). During the year ended December 31, 2000, Commerce One recorded service revenues of $550,000 under the Technology Agreement and $19,982,000 under predecessor agreements relating to the GM TradeXchange.

15. SELECTED QUARTERLY COMBINED FINANCIAL DATA (UNAUDITED)

    A summary of the Company's quarterly financial results follows.

                                                             YEAR ENDED DECEMBER 31, 2000
                                                                    QUARTER ENDED
                                                   ------------------------------------------------
                                                   MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                   --------   --------   ------------   -----------
Total revenues...................................  $ 35,009   $ 62,704     $112,684      $ 191,399
Loss from operations.............................   (45,186)   (42,859)     (62,496)      (195,023)
Net loss.........................................   (43,645)   (43,147)     (60,646)      (197,509)
Basic and diluted net loss per share.............  $  (0.29)  $  (0.28)    $  (0.37)     $   (0.99)

                                                             YEAR ENDED DECEMBER 31, 1999
                                                                    QUARTER ENDED
                                                   ------------------------------------------------
                                                   MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                   --------   --------   ------------   -----------
Total revenues...................................  $  2,104   $  4,202     $ 10,363      $ 16,888
Loss from operations.............................   (12,327)   (11,457)     (11,929)      (26,723)
Net loss.........................................   (12,311)   (11,826)     (10,356)      (28,829)
Basic and diluted net loss per share.............  $  (0.14)  $  (0.69)    $  (0.17)     $  (0.20)

16. SUBSEQUENT EVENTS

ACQUISITION OF EXTERPRISE, INC.

    On March 20, 2001, we signed definitive agreements to acquire
Exterprise, Inc., a provider of platform solutions that enable the rapid development and deployment of e-commerce applications for e-marketplaces. The acquisition is structured as a merger and will be accounted for as a purchase transaction. The agreement provides that we will issue up to 7.5 million shares of our common stock for all outstanding equity securities of Exterprise. The acquisition is subject to Exterprise stockholder approval, regulatory approval and other customary closing conditions. We expect to complete the acquisition of Exterprise in the second quarter of 2001.

STOCK OPTION EXCHANGE PROGRAM

    On March 5, 2001, the Company announced a voluntary stock option exchange program for our employees. Under the program, our employees have been given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date. These elections must be made by April 6, 2001. The exercise price of these new options will be equal to the fair value of the Company's common stock on the date of grant, which will be made between October 8, 2001 and December 7, 2001. The exchange program is not available to our outside directors, consultants or former employees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to identification of directors and officers is incorporated by reference from the Company's definitive Proxy Statement (Proxy Statement) for the Annual Meeting of Stockholders to be held on May 30, 2001 under the captions "The Board" and "Executive Officers," respectively.

    The information required by this item with respect to the information required under Item 405 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required under this Item is incorporated by reference from the Proxy Statement under the caption "Security Ownership of Management and Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required under this Item is incorporated by reference from the Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) FINANCIAL STATEMENTS

        See Item 8 of this Form 10-K

    (b) Schedule II--Valuation and Qualifying Accounts

2. FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule of Commerce One for each of the years ended December 31, 2000, 1999 and 1998 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of Commerce One.

                                                              PAGE NUMBER
                                                              ------------
Schedule II--Valuation and Qualifying Accounts..............       68

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

EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
- ---------------------   ------------------------------------------------------------
 3.1(4)                 Amended and Restated Certificate of Incorporation of the
                        Registrant dated July 17, 2000.

 3.2(4)                 Certificate of Correction to the Amended and Restated
                        Certificate of Incorporation of Commerce One, Inc. dated
                        July 31, 2000.

 3.3                    Amended and Restated Bylaws of the Registrant.

 4.1(1)                 Specimen Common Stock Certificate.

10.1(1)                 Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2(1) Form of 1997 Incentive Stock Option Plan and form of agreements thereunder.

10.3(1) Form of 1999 Employee Stock Purchase Plan and form of agreements thereunder.

10.4(5) 1999 Nonstatutory Stock Option Plan and form of agreements thereunder.

10.5(2) Form of 1999 Director Option Plan and form of agreements thereunder.

10.6(1)                 Master Software License and Services Agreement between the
                        Registrant and NTT Communications, dated April 16, 1999.

10.7(1)                 Governance Agreement between the Registrant and British
                        Telecommunications, plc., dated March 26, 1999.

       EXHIBIT
       NUMBER                                   DESCRIPTION
- ---------------------   ------------------------------------------------------------
10.8(1)                 Marketing Agreement between the Registrant and British
                        Telecommunications, plc., dated March 26, 1999.

10.9(1)                 MarketSite License Agreement between the Registrant and
                        British Telecommunications, plc., dated March 25, 1999.

10.10(1)                Amended and Restated Trading Agreement between the
                        Registrant and British Telecommunications, plc., dated March
                        25, 1999.

10.11(1)                Marketing Agreement between the Registrant and MCI
                        Systemhouse Corporation dated August 4, 1998.

10.12(1)                Agreement between the Registrant and PricewaterhouseCoopers
                        LLP dated September 2, 1998.

10.13(1)                OEM Software License and Distribution Agreement between the
                        Registrant and PeopleSoft, Inc., dated June 5, 1999.

10.13.1(2)              Amendment No. 1 to the OEM Software License and Distribution
                        Agreement between the Registrant and PeopleSoft, Inc. dated
                        January 22, 2000.

10.14(1)                Joint Development Agreement between the Registrant and
                        PeopleSoft, Inc., dated June 5, 1999.

10.15(1) Stock Purchase and Master Strategic Relationship Agreement between the Registrant and PeopleSoft, Inc., dated June 5,
                        1999.

10.16(1) Stock Purchase and Master Strategic Relationship Agreement between the Registrant and SingTel Ventures (Cayman) Pte.
                        Limited, dated June 1999.

10.17(1) Stock Purchase and Master Strategic Relationship Agreement between the Registrant and NTT Communications, dated June
                        1999.

10.18(6)                Share Purchase Agreement dated June 14, 2000 between
                        Commerce One, Inc. and SAP AG.

10.19(6)                Standstill and Stock Restriction agreement dated June 14,
                        2000 between Commerce One, Inc. and SAP AG.

10.20(6)                Registration Rights Agreement dated June 14, 2000 between
                        Commerce One, Inc. and SAP AG.

10.21(8)                Formation Agreement dated December 8, 2000 by and among
                        Commerce One, Inc., Ford Motor Company, General Motors
                        Corporation, New Commerce One Holding, Inc. (solely for the purposes of Section 11.3 thereof) Daimler Chrysler AG and
                        (solely for the purposes of section 2.4, 11.2 and 11.9
                        thereof) Covisint LLC.

10.22(8)                Standstill and Stock Restriction Agreement dated December 8,
                        2000 by and among Commerce One, Inc., Ford Motor Company,
                        General Motors Corporation and New Commerce One Holding,
                        Inc.

10.23(8)                Registration Rights Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors
                        Corporation and New Commerce One Holding, Inc.

10.24(4)                Stand-alone Stock Option Agreement between Robert M. Kimmitt and Commerce One, Inc., dated as of April 14, 2000.

       EXHIBIT
       NUMBER                                   DESCRIPTION
- ---------------------   ------------------------------------------------------------
10.25(4)                Relocation Loan Agreement between Robert M. Kimmitt and
                        Commerce One, Inc. dated May 17, 2000.

10.25.1                 First Amended Relocation Loan Agreement between Robert M.
                        Kimmitt and Commerce One, Inc. dated January 31, 2001.

10.26(9) Senior Management Agreement, dated June 20, 2000, by and between Commerce One, Inc. and Ken S. Bajaj.

10.27(9)                Strategic Alliance Agreement dated September 18, 2000 by and between Commerce One, Inc., SAP AG and SAP Markets, Inc.

10.28(10)               AppNet Systems, Inc. 1999 Stock Incentive Plan.

10.29(10)               AppNet Systems, Inc. 1998 Stock Option and Incentive Plan.

10.30(10)               Internet Outfitters Inc. 1996 Incentive Stock Option Plan.

10.31(10)               Century Computing, Incorporated Incentive Stock Option Plan.

10.32(11)               Agreement and Plan of Reorganization, dated May 16, 2000, by and among AppNet, Inc., AppNet/EDC, Inc., Edgar Dunn &
                        Company and certain stockholders.

10.33(11)               Amendment No. 1 to Agreement and Plan of Reorganization,
                        dated August 25, 2000, by and among AppNet, Inc. AppNet/EDC,
                        Inc., Edgar Dunn & Company certain stockholders.

10.34                   Form of Change of Control Severance Agreement.

10.35                   Form of Amendment No. 1 to Change of Control Severance
                        Agreement.

21.1                    List of Subsidiaries of Registrant.

23.1                    Consent of Ernst & Young LLP, Independent Auditors.

24.1(1)                 Power of Attorney (see page 57).

- ------------------------

 (1) Incorporated by reference to Commerce One's Registration Statement on Form S-1 (File No. 333-76987), declared effective July 1, 1999.

 (2) Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on January 20, 2000.

 (3) Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on August 1, 2000.

 (4) Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-26453), filed on November 12, 1999.

 (5) Incorporated by reference to Commerce One's Form S-8 (File No. 333-33324), filed on March 27, 2000.

 (6) Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on June 28, 2000.

 (7) Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on June 29, 2000.

 (8) Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on December 29, 2000.

 (9) Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-26453), filed on November 14, 2000.

 (10) Incorporated by reference to Commerce One's Form S-8 (File
      No. 333-46254), filed on September 20, 2000.

 (11) Incorporated by reference to Commerce One's Form S-3 (File
      No. 333-49498), filed on November 8, 2000.

 (12) Incorporated by reference to Commerce One's Form S-3 (File
      No. 333-41748), filed on July 19, 2000.

    (b) REPORTS ON FORM 10-K

    The following reports on Form 8-K were filed during the quarter ended December 31, 2000:

        ITEM
       NUMBER                                   DESCRIPTION                              FILING DATE
- ---------------------   ------------------------------------------------------------  -----------------
  5                     A report dated December 8, 2000 relating to agreements        December 29, 2000
                        relating to the formation of Covisint, LLC, a
                        business-to-business e-marketplace for procurement of goods and services by automakers, their suppliers and others, and the proposed reorganization of Commerce One into a holding company.
  7                     Amendment to a report on Form 8-K dated September 13, 2000    December 12, 2000
                        and filed September 28, 2000 relating to financial
                        statements of AppNet, Inc. and pro forma financial
                        information to give effect to the acquisition of AppNet

    (c) EXHIBITS

    See Item 14(a)(3), above.

    (d) FINANCIAL STATEMENT SCHEDULES

    See Item 8, above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2001

                                                       COMMERCE ONE, INC.

                                                       By:             /s/ MARK B. HOFFMAN
                                                            -----------------------------------------
                                                                         Mark B. Hoffman
                                                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER

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

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chief Executive Officer and
                 /s/ MARK B. HOFFMAN                     Chairman of the Board
     -------------------------------------------         (Principal Executive         March 30, 2001
                   Mark B. Hoffman                       Officer)

                /s/ ROBERT M. KIMMITT
     -------------------------------------------       Vice Chairman of the Board     March 30, 2001
                  Robert M. Kimmitt                      and President

                                                       Senior Vice President and
                /s/ PETER F. PERVERE                     Chief Financial Officer
     -------------------------------------------         (Principal Financial and     March 30, 2001
                  Peter F. Pervere                       Accounting Officer)

                  /s/ JOHN V. BALEN
     -------------------------------------------       Director                       March 30, 2001
                    John V. Balen

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ WILLIAM B. ELMORE
     -------------------------------------------       Director                       March 30, 2001
                  William B. Elmore

               /s/ KENNETH C. GARDNER
     -------------------------------------------       Director                       March 30, 2001
                 Kenneth C. Gardner

               /s/ WILLIAM J. HARDING
     -------------------------------------------       Director                       March 30, 2001
                 William J. Harding

                /s/ DAVID H. FURNISS
     -------------------------------------------       Director                       March 30, 2001
                  David H. Furniss

                 /s/ NORIYOSHI OSUMI
     -------------------------------------------       Director                       March 30, 2001
                   Noriyoshi Osumi

                /s/ LARRY W. SONSINI
     -------------------------------------------       Director                       March 30, 2001
                  Larry W. Sonsini

                /s/ JAY M. TENENBAUM
     -------------------------------------------       Director                       March 30, 2001
                  Jay M. Tenenbaum

                /s/ JEFFREY T. WEBBER
     -------------------------------------------       Director                       March 30, 2001
                  Jeffrey T. Webber

                               COMMERCE ONE, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

ACCOUNTS RECEIVABLE ALLOWANCES

                                   BALANCES AT                  CHARGED TO                                 BALANCES AT
                                    BEGINNING                   COSTS AND      CHARGED TO                    END OF
                                    OF PERIOD    ACQUISITIONS    EXPENSES    OTHER ACCOUNTS   DEDUCTIONS     PERIOD
                                   -----------   ------------   ----------   --------------   ----------   -----------
Year ended December 31, 1998.....      $ 70         $    0        $  251         $   --         $   (26)     $   295
                                       ====         ======        ======         ------         =======      =======
Year ended December 31, 1999.....      $295         $    0        $  213         $   --         $   (15)     $   493
                                       ====         ======        ======         ------         =======      =======
Year ended December 31, 2000.....      $493         $9,154        $2,657         $2,510         $(4,639)     $10,175
                                       ====         ======        ======         ------         =======      =======

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
- ---------------------   ------------------------------------------------------------
 3.1(4)                 Amended and Restated Certificate of Incorporation of the
                        Registrant dated July 17, 2000.

 3.2(4)                 Certificate of Correction to the Amended and Restated
                        Certificate of Incorporation of Commerce One, Inc. dated
                        July 31, 2000.

 3.3                    Amended and Restated Bylaws of the Registrant.

 4.1(1)                 Specimen Common Stock Certificate.

10.1(1)                 Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2(1) Form of 1997 Incentive Stock Option Plan and form of agreements thereunder.

10.3(1) Form of 1999 Employee Stock Purchase Plan and form of agreements thereunder.

10.4(5) 1999 Nonstatutory Stock Option Plan and form of agreements thereunder.

10.5(2) Form of 1999 Director Option Plan and form of agreements thereunder.

10.6(1)                 Master Software License and Services Agreement between the
                        Registrant and NTT Communications, dated April 16, 1999.

10.7(1)                 Governance Agreement between the Registrant and British
                        Telecommunications, plc., dated March 26, 1999.

10.8(1)                 Marketing Agreement between the Registrant and British
                        Telecommunications, plc., dated March 26, 1999.

10.9(1)                 MarketSite License Agreement between the Registrant and
                        British Telecommunications, plc., dated March 25, 1999.

10.10(1)                Amended and Restated Trading Agreement between the
                        Registrant and British Telecommunications, plc., dated March
                        25, 1999.

10.11(1)                Marketing Agreement between the Registrant and MCI
                        Systemhouse Corporation dated August 4, 1998.

10.12(1)                Agreement between the Registrant and PricewaterhouseCoopers
                        LLP dated September 2, 1998.

10.13(1)                OEM Software License and Distribution Agreement between the
                        Registrant and PeopleSoft, Inc., dated June 5, 1999.

10.13.1(2)              Amendment No. 1 to the OEM Software License and Distribution
                        Agreement between the Registrant and PeopleSoft, Inc. dated
                        January 22, 2000.

10.14(1)                Joint Development Agreement between the Registrant and
                        PeopleSoft, Inc., dated June 5, 1999.

10.15(1) Stock Purchase and Master Strategic Relationship Agreement between the Registrant and PeopleSoft, Inc., dated June 5,
                        1999.

10.16(1) Stock Purchase and Master Strategic Relationship Agreement between the Registrant and SingTel Ventures (Cayman) Pte.
                        Limited, dated June 1999.

       EXHIBIT
       NUMBER                                   DESCRIPTION
- ---------------------   ------------------------------------------------------------
10.17(1)                Stock Purchase and Master Strategic Relationship Agreement
                        between the Registrant and NTT Communications, dated June
                        1999.

10.18(6)                Share Purchase Agreement dated June 14, 2000 between
                        Commerce One, Inc. and SAP AG.

10.19(6)                Standstill and Stock Restriction agreement dated June 14,
                        2000 between Commerce One, Inc. and SAP AG.

10.20(6)                Registration Rights Agreement dated June 14, 2000 between
                        Commerce One, Inc. and SAP AG.

10.21(8)                Formation Agreement dated December 8, 2000 by and among
                        Commerce One, Inc., Ford Motor Company, General Motors
                        Corporation, New Commerce One Holding, Inc. (solely for the purposes of Section 11.3 thereof) Daimler Chrysler AG and
                        (solely for the purposes of section 2.4, 11.2 and 11.9
                        thereof) Covisint LLC.

10.22(8)                Standstill and Stock Restriction Agreement dated December 8,
                        2000 by and among Commerce One, Inc., Ford Motor Company,
                        General Motors Corporation and New Commerce One Holding,
                        Inc.

10.23(8)                Registration Rights Agreement dated December 8, 2000 by and among Commerce One, Inc., Ford Motor Company, General Motors
                        Corporation and New Commerce One Holding, Inc.

10.24(4)                Stand-alone Stock Option Agreement between Robert M. Kimmitt and Commerce One, Inc., dated as of April 14, 2000.

10.25(4)                Relocation Loan Agreement between Robert M. Kimmitt and
                        Commerce One, Inc. dated May 17, 2000.

10.25.1                 First Amended Relocation Loan Agreement between Robert M.
                        Kimmitt and Commerce One, Inc. dated January 31, 2001.

10.26(9) Senior Management Agreement, dated June 20, 2000, by and between Commerce One, Inc. and Ken S. Bajaj.

10.27(9)                Strategic Alliance Agreement dated September 18, 2000 by and between Commerce One, Inc., SAP AG and SAP Markets, Inc.

10.28(10)               AppNet Systems, Inc. 1999 Stock Incentive Plan.

10.29(10)               AppNet Systems, Inc. 1998 Stock Option and Incentive Plan.

10.30(10)               Internet Outfitters Inc. 1996 Incentive Stock Option Plan.

10.31(10)               Century Computing, Incorporated Incentive Stock Option Plan.

10.32(11)               Agreement and Plan of Reorganization, dated May 16, 2000, by and among AppNet, Inc., AppNet/EDC, Inc., Edgar Dunn &
                        Company and certain stockholders.

10.33(11)               Amendment No. 1 to Agreement and Plan of Reorganization,
                        dated August 25, 2000, by and among AppNet, Inc. AppNet/EDC,
                        Inc., Edgar Dunn & Company certain stockholders.

10.34                   Form of Change of Control Severance Agreement.

10.35                   Form of Amendment No. 1 to Change of Control Severance
                        Agreement.

       EXHIBIT
       NUMBER                                   DESCRIPTION
- ---------------------   ------------------------------------------------------------
21.1                    List of Subsidiaries of Registrant.

23.1                    Consent of Ernst & Young LLP, Independent Auditors.

24.1(1)                 Power of Attorney (see page 57).

- ------------------------

 (1) Incorporated by reference to Commerce One's Registration Statement on Form S-1 (File No. 333-76987), declared effective July 1, 1999.

 (2) Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on January 20, 2000.

 (3) Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on August 1, 2000.

 (4) Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-26453), filed on November 12, 1999.

 (5) Incorporated by reference to Commerce One's Form S-8 (File No. 333-33324), filed on March 27, 2000.

 (6) Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on June 28, 2000.

 (7) Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on June 29, 2000.

 (8) Incorporated by reference to Commerce One's Current Report on Form 8-K (File No. 000-26453), filed on December 29, 2000.

 (9) Incorporated by reference to Commerce One's Quarterly Report on Form 10-Q (File No. 000-26453), filed on November 14, 2000.

 (10) Incorporated by reference to Commerce One's Form S-8 (File
      No. 333-46254), filed on September 20, 2000.

 (11) Incorporated by reference to Commerce One's Form S-3 (File
      No. 333-49498), filed on November 8, 2000.

 (12) Incorporated by reference to Commerce One's Form S-3 (File
      No. 333-41748), filed on July 19, 2000.