Form 10-Q
period 2001-03-31
COMMERCE ONE INC
filed 2001-05-15
CIK 1069450

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-26453

COMMERCE ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0322810 (IRS Employer Identification Number)

4440 Rosewood Drive
Pleasanton, CA 94588
(Address of principal executive offices including zip code)

(925) 520-6000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ],

    As of May 7, 2001, there were 196,973,605 shares of the registrant's Common Stock outstanding.

COMMERCE ONE, INC.
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Commerce One, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$130,699	$215,189
Short term investments	118,674	126,251
Accounts receivable, net	167,869	154,858
Prepaid expenses and other current assets	20,739	16,470

Total current assets	437,981	512,768
Property and equipment, net	114,566	95,143
Goodwill and other intangible assets, net	2,251,444	2,416,230
Investments and other assets	38,213	46,414

Total assets	$2,842,204	$3,070,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,144	$26,408
Accrued compensation and related expenses	34,893	44,825
Current portion of notes payable	4,510	1,856
Deferred revenue	51,684	112,308
Other current liabilities	85,381	81,408

Total current liabilities	218,612	266,805
Notes payable	19,000	4,339
Stockholders' equity:
$0.0001 par value, Preferred Stock 50,000,000 shares authorized; $0.0001 par value, Common Stock 950,000,000 shares authorized; 196,639,641 and 194,894,434 issued and outstanding at March 31, 2001 and December 31, 2000, respectively, excluding 28,800,000 to be issued under contractual obligations as of December 31, 2000 and March 31, 2001.	3,410,634	3,401,487
Deferred stock compensation	(129,432)	(153,630)
Note receivable from stockholder	(129)	(129)
Accumulated other comprehensive loss	(444)	(814)
Accumulated deficit	(676,037)	(447,503)

Total stockholders' equity	2,604,592	2,799,411

Total liabilities and stockholders' equity	$2,842,204	$3,070,555

See notes to condensed consolidated financial statements.

Commerce One, Inc.

Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2001	2000
Revenues:
License fees	$69,414	$27,121
Services	100,859	7,888

Total revenues	170,273	35,009

Costs and expenses:
License fees	23,934	1,099
Services	81,008	10,816
Sales and marketing	59,205	19,204
Product development	29,712	14,154
General and administrative	23,951	3,686
Purchased in-process research and development	—	5,142
Restructuring costs	14,099	—
Amortization of deferred stock compensation	24,348	4,199
Amortization of goodwill and other intangible assets	142,755	21,895

Total costs and expenses	399,012	80,195

Loss from operations	(228,739)	(45,186)
Interest income, net	2,805	1,541

Net loss before income taxes	(225,934)	(43,645)
Provision for income taxes	2,600	—

Net loss	$(228,534)	$(43,645)

Basic and diluted net loss per share	$(1.02)	$(0.29)

Shares used in calculation of basic and diluted net loss per share	223,820	151,420

See notes to condensed consolidated financial statements.

Commerce One, Inc.

Condensed Consolidated Statement of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2001	2000
Operating activities:
Net loss	$(228,534)	$(43,645)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,695	1,536
Purchased in-process research and development	—	5,142
Amortization of Technology Agreement	22,065	—
Amortization of deferred stock compensation	24,348	4,199
Amortization of goodwill and other intangible assets	142,755	21,895
Loss on investments	1,468	—
Reclassification of deal costs to goodwill and common stock	(708)	—
Change in assets and liabilities:
Accounts receivable, net	(13,010)	(10,675)
Prepaid expenses and other current assets	(4,269)	(2,254)
Accounts payable	15,736	1,192
Accrued compensation and related expenses	(9,932)	3,978
Other current liabilities	10,676	3,532
Deferred revenue	(60,624)	5,636

Net cash provided by (used in) operating activities	(89,334)	(9,464)

Investing activities:
Purchase of property and equipment, net	(23,386)	(9,718)
Purchase of short term investments	(37,329)	(234)
Proceeds from the maturity of short term investments	44,962	20
Proceeds in connection with Technology Agreement	675	—
Business combinations, net of cash acquired	—	(28,391)
Other investments	—	(2,750)

Net cash used in investing activities	(15,078)	(41,073)

Financing activities:
Proceeds from issuance of common stock, net	2,310	23,150
Payments on notes payable	(1,684)	(98)
Proceeds from notes payable	19,000	—
Payments on capital lease obligations	(19)	(192)

Net cash provided by financing activities	19,607	22,860

Effect of foreign currency translation on cash and cash equivalents	315	(124)

Net increase (decrease) in cash	(84,490)	(27,801)
Cash at beginning of period	215,189	51,792

Cash at end of period	$130,699	$23,991

Supplemental disclosures:
Interest paid	$105	$55
Noncash investing and financing activities:
Deferred compensation related to stock option grants and options assumed in business combinations	$—	$19,320
Issuance of preferred stock, common stock and assumption of stock options in connection with business combinations	$—	$137,929

Issuance of common stock related to contingent consideration in connection with business combinations	6,686	—
Deferred compensation related to stock option grants	150	—

See notes to condensed consolidated financial statements.

Commerce One, Inc.
Notes to Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments consisting of normal recurring adjustments, considered necessary for a fair presentation, have been included. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001.

    We have one business segment which provides business-to-business electronic commerce solutions that use the Internet to link buyers and sellers of business goods and services into real-time trading communities.

    For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

    The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2001	2000
Net loss	$(228,534)	$(43,645)

Weighted average shares of common stock outstanding	224,836	153,420
Less: Weighted average shares that may be repurchased	(1,016)	(2,000)

Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	223,820	151,420

Basic and diluted net loss per share	$(1.02)	$(0.29)

3. COMPREHENSIVE INCOME (LOSS)

    Financial Accounting Standards Board (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income." "Other Comprehensive Income" refers to revenues, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three months ended March 31, 2001 and 2000 were as follows (in thousands):

	Three Months Ended March 31,
	2001	2000
Net loss	$(228,534)	$(43,645)
Unrealized loss on investments	56	20
Foreign currency translation adjustment	314	(124)

Comprehensive loss	$(228,164)	$(43,749)

4. RESTRUCTURING COSTS

    We have incurred costs associated with our efforts to optimize and streamline our business. These costs include severance pay, outplacement services, benefits continuation, office closure expenses, and retention bonuses for key employees.

    On February 15, 2001 the Company committed to closing one of its offices and accrued approximately $9.4 million for the difference between the remaining payments under this operating lease and projected sub-lease receipts. As of March 31, 2001 nothing has been charged against this accrual.

    The Company has also been rationalizing its business through a reduction in headcount. The related severance costs, consisting primarily of separation payments, outplacement services, benefits continuation, and retention bonuses were approximately $4.7 million.

5. INVESTMENTS

    The Company has made several strategic investments in privately held companies and one publicly traded company. The Company holds less than a 5% interest in each of these companies and does not have a significant influence over these companies. Investments in private companies are recorded at cost. Investments in publicly traded companies are carried at fair value, based on quoted market prices, with unrealized gains and losses recorded in equity. These investments are periodically evaluated for declines in value which are considered other than temporary. During the quarter ended March 31, 2001 the Company recorded investment losses of approximately $1.5 million related to declines in value considered other than temporary.

6. MICROSOFT ALLIANCE

Microsoft Alliance

    On March 15, 2001, the Company entered into an alliance agreement with Microsoft Corporation pursuant to which we will develop new product offerings to showcase Microsoft.NET platform and Framework. The parties also agreed to engage in joint engineering, sales and marketing of the products. In addition, Microsoft has extended to Commerce One a two-year, interest-free loan of $25 million from which the Company can draw upon as necessary to fund the development of our e-marketplace solutions for the Microsoft.NET platform. As of March 31, 2001 the Company has borrowed $19 million against this facility.

7. SUBSEQUENT EVENTS

Stock Option Exchange Program

    On March 5, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of replacement options to be granted at a future date. The elections to cancel options were effective on April 6, 2001. The exchange resulted in the voluntary cancellation by 2,307 employees of 24,585,051 employee stock options with varying exercise prices in exchange for the same number of replacement options. The replacement options will have the same terms and conditions as each optionee's cancelled options, including the vesting schedule and expiration date of the cancelled options, except that: (1) the replacement options will be granted no earlier than October 8, 2001 and no later than December 7, 2001, (2) the replacement options will have an exercise price equal to the fair market value of our common stock on the date of the grant, (3) the replacement options will be nonstatutory stock options, and (4) the optionee must be an employee of Commerce One or a subsidiary on the date of grant of the replacement options in order to receive replacement options. Employees were eligible to participate in the program, although Board members and consultants were ineligible. We believe it will not incur any compensation charge for accounting purposes in connection with the program.

Stockholders' Rights Agreement

    In March 2001, the Board of Directors of the Company approved a Stockholders' Rights Plan. Under the plan, Commerce One will issue a dividend of one right for each share of common stock of the Company held by stockholders of record as of the close of business on April 30, 2001. The rights will initially trade with Commerce One's common stock. Each right will entitle stockholders to purchase a fractional share of Commerce One's preferred stock for an exercise price of $70. However, the rights are not immediately exercisable and will generally become exercisable if a person or group acquires beneficial ownership of 15 percent or more of Commerce One's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of Commerce One's common stock. The rights will become exercisable by holders, other than the unsolicited third party acquiror, for shares of Commerce One or of the third party acquiror having a value of twice the right's then-current exercise price. The rights are redeemable by Commerce One and will expire on April 30, 2011. The Rights Plan was not adopted in response to any effort to acquire control of the Company.

Acquisition of Exterprise, Inc.

    On March 20, 2001, we signed definitive agreements to acquire Exterprise, Inc., ("Exterprise") a provider of platform solutions that enable the rapid development and deployment of new e-commerce applications for e-marketplaces. The acquisition is structured as a merger and will be accounted for as a purchase transaction. The agreement provides that the Company will issue up to 7.5 million shares of our common stock for all outstanding equity securities of Exterprise. The acquisition is subject to Exterprise stockholder approval, regulatory approval and other customary closing conditions.

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

    Commerce One has recorded in stockholders' equity the fair value of its contractual obligation to issue 28.8 million shares of common stock to GM and Ford (either through the restructuring transaction or directly) in the amount of $880,200,000. This amount was determined based on the fair value of the underlying Commerce One common shares on the date the agreements were entered into, less a discount for the escrow and transfer restrictions described above. This amount was allocated to rights under the Technology Agreement ($849,350,000) and the rights to obtain an equity interest in Covisint ($30,850,000). In addition the Company incurred $1,582,000 in transaction related costs. The amounts allocated to the Technology Agreement and the related transaction costs are included in intangible assets and are being amortized by charges to operating costs and expenses by the straight-line method over the ten-year term of the agreement. The amount allocated to the rights to obtain an equity interest in Covisint is included in investments and other assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This Form 10-Q and the documents incorporated by reference into this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the market leadership of Commerce One as a provider of e-commerce solutions, the growth of our business and related matters, the necessity of investing in product development for future success, the expectation that product development expenses will increase in future periods whereas sales, marketing and administrative expenses will not, the quarterly charges we expect to incur from amortizing goodwill and other intangible assets as a result of our acquisitions and in the event of future acquisitions, and the anticipated increase in capital expenditures in connection with the expected growth of operations, infrastructure and personnel. The words "believe," "expect," "intend," "plan," "project," "will" and similar phrases as they relate to Commerce One also identify forward-looking statements. Such statements reflect the current views and assumptions of Commerce One and are not guarantees of future performance. These statements are subject to various risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors described in this Quarterly Report.

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

RECENT EVENTS

Stock Option Exchange Program

    On March 5, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our employees were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an equal number of replacement options to be granted at a future date. The elections to cancel options were effective on April 6, 2001. The exchange resulted in the voluntary cancellation by 2,307 employees of 24,585,051 employee stock options with varying exercise prices in exchange for the same number of replacement options. The replacement options will have the same terms and conditions as each optionee's cancelled options, including the vesting schedule and expiration date of the cancelled options, except that: (1) the replacement options will be granted no earlier than October 8, 2001 and no later than December 7, 2001, (2) the replacement options will have an exercise price equal to the fair market value of our common stock on the date of the grant, (3) the replacement options will be nonstatutory stock options, and (4) the optionee must be an employee of Commerce One or a subsidiary on the date of grant of the replacement options in order to receive replacement options. Employees were eligible to participate in the program, although Board members and consultants were ineligible. We believe it will not incur any compensation charge for accounting purposes in connection with the program.

Stockholders' Rights Agreement

    In March 2001, the Board of Directors of Commerce One approved a Stockholders' Rights Plan. Under the plan, we issued a dividend of one right for each share of common stock of Commerce One held by stockholders of record as of the close of business on April 30, 2001. The rights initially trade with Commerce One's common stock. Each right entitles stockholders to purchase a fractional share of Commerce One's preferred stock for an exercise price of $70. However, the rights are not immediately exercisable and will generally become exercisable if a person or group acquires beneficial ownership of 15 percent or more of Commerce One's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15 percent or more of Commerce One's common stock. The rights will become exercisable by holders, other than the unsolicited third party acquiror, for shares of Commerce One or of the third party acquiror having a value of twice the right's then-current exercise price. The rights are redeemable by Commerce One and will expire on April 18, 2011. The Rights Plan was not adopted in response to any effort to acquire control of us.

Microsoft Alliance

    On March 15, 2001, we entered into an alliance agreement with Microsoft Corporation pursuant to which we will develop new product offerings to showcase Microsoft.NET platform and Framework. The parties also agreed to engage in joint engineering, sales and marketing of the products. In addition, Microsoft has extended to Commerce One a two-year, interest-free loan of $25 million from which we can draw upon as necessary to fund the development of our e-marketplace solutions for the Microsoft.NET platform. As of March 31, 2001, we have borrowed $19 million against this facility.

Acquisition of Exterprise, Inc.

    On March 20, 2001, we signed definitive agreements to acquire Exterprise, Inc., ("Exterprise") a provider of platform solutions that enable the rapid development and deployment of new e-commerce applications for e-marketplaces. The acquisition is structured as a merger and will be accounted for as a purchase transaction. The agreement provides that the Company will issue up to 7.5 million shares of our common stock for all outstanding equity securities of Exterprise. The acquisition is subject to Exterprise stockholder approval, regulatory approval and other customary closing conditions. We expect to complete the acquisition of Exterprise in the second quarter of 2001.

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

    Commerce One has recorded in stockholders' equity the fair value of its contractual obligation to issue 28.8 million shares of common stock to GM and Ford (either through the restructuring transaction or directly) in the amount of $880,200,000. This amount was determined based on the fair value of the underlying Commerce One common shares on the date the agreements were entered into, less a discount for the escrow and transfer restrictions described above. This amount was allocated to rights under the Technology Agreement ($849,350,000) and the rights to obtain an equity interest in Covisint ($30,850,000). In addition the Company incurred $1,582,000 in transaction related costs. The amounts allocated to the Technology Agreement and the related transaction costs are included in intangible assets and are being amortized by charges to operating costs and expenses by the straight-line method over the ten-year term of the agreement. The amount allocated to the rights to obtain an equity interest in Covisint is included in investments and other assets.

RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Revenue

    Total revenues for the three months ended March 31, 2001, increased to approximately $170.3 million compared to $35.0 million in the three months ended March 31, 2000. In the three months ended March 31 2001, no customer accounted for more than 10% of our revenue and in the three months ended March 31, 2000, two customers accounted for approximately 16% and 12% of our revenue.

    License revenues for the three months ended March 31, 2001, increased to approximately $69.4 million compared to $27.1 million in the three months ended March 31, 2000. The increase in license revenues primarily resulted from an increase in new customers who purchased and accepted our products MarketSite, MarketSet, Enterprise Buyer, CommerceOne.net, Auction Services, Content Services and Net Market Maker.

    Services revenues increased to approximately $100.9 million for the three months ended March 31, 2001 compared to $7.9 million for the three months ended March 31, 2000. The increase in services revenues resulted from the acquisition of AppNet, Inc. in September 2000, an increase in consulting services provided at an increased number of customer sites, as well as an increase in network services revenue—principally revenue generated from the use of the auction product and subscription fees.

    The percentage of our revenues attributable to professional services increased significantly for three months ended March 31, 2001 compared to the three months ended March 31, 2000. This increase resulted primarily from our acquisition of AppNet, Inc., a professional services company, in September 2000. Following our acquisition of AppNet, we consolidated its operations into our Global Services division. Global Services provides services in connection with the formation of e-marketplaces powered by our solutions. The increase in the percentage of our revenues attributable to professional services resulted in a decline in our overall gross margins because services revenues carry a significantly lower gross margin than license revenues. If this percentage increases in the future, our gross margins will decline further.

Cost of Revenues

    Cost of revenues, consisting of cost of services and cost of licenses, was approximately $104.9 million in the three months ended March 31, 2001, compared to $11.9 million in the three months ended March 31, 2000.

    Cost of license fees for the three months ended March 31, 2001 was $23.9 million, compared to $1.1 million for the three months ended March 31, 2000. The increase in cost of license fees resulted primarily from the amortization of the cost of the technology agreement with Covisint. Cost of license fees consists of royalties due to third parties of approximately $1.8 million and amortization of cost of the Covisint technology agreement of approximately $22.1 million. Cost of license fees also includes software media and duplication and software documentation costs, although these costs have not been material to date.

    Cost of services, which primarily consists of consulting, customer support and training costs, was $81.0 million compared to $10.8 million in the three months ended March 31, 2001 and 2000, respectively. The increase in cost of services resulted primarily from an increase in personnel related expenses due to the hiring and training of consulting, support and training personnel in the United States, Europe and Asia Pacific and personnel related expenses resulting from increased headcount due to the acquisition of AppNet on September 13, 2000. As of March 31, 2001 the overall number of employees working in services was 1,775, up from 275 at March 31, 2000.

Sales and Marketing Expenses

    Sales and marketing expenses consist primarily of employee salaries, benefits and commissions, costs of seminars, promotional materials, trade shows and other sales and marketing programs. Sales and marketing expenses were approximately $59.2 million and $19.2 million for the three months ended March 31, 2001 and 2000, respectively. The increase was primarily attributable to an overall increase in the number of sales and marketing personnel as well as an increase in marketing related activity. The number of employees engaged in sales and marketing at March 31, 2001 increased to 684 from 233 at March 31, 2000. The increase in expense was also attributable to increased commission expense, travel related expense resulting from increased sales activity and allocated overhead expenses. We do not expect that the absolute dollar amount of sales and marketing expenses will increase substantially over the next three quarters.

Product Development Expenses

    Product development expenses consist primarily of personnel and related costs associated with our product development efforts. Product development expenses were approximately $29.7 million and $14.2 million, for the three months ended March 31, 2001 and 2000, respectively. The increase in product development expenses was primarily attributable to personnel and consulting-related expenses to support development of our products. As of March 31, 2001 the overall number of employees engaged in product development increased to 552 from 310 at March 31, 2000. We believe that investments in product development are essential to our future success and expect that the dollar amount of product development expenses will increase in future quarters.

General and Administrative Expenses

    General and administrative expenses consist primarily of employee salaries and related expenses for executive, administrative and finance personnel. General and administrative expenses were approximately $24.0 million and $3.7 million for the three months ended March 31, 2001 and 2000, respectively. The increase was primarily attributable to an increase in personnel related expenses and additional legal costs primarily associated with our portal joint ventures. As of March 31, 2001 the number of employees engaged in general and administrative functions increased to 608 from 118 at March 31, 2000. We do not expect general and administrative expenses to increase substantially over the next three quarters in absolute dollars.

Amortization of Deferred Stock Compensation

    Amortization of deferred stock compensation totaled approximately $24.3 million and $4.2 million in the three months ended March 31, 2001 and 2000, respectively. The increase in the amortization of deferred stock compensation in the current period is related to the vesting schedule for certain options assumed in the acquisitions of Mergent and AppNet, as well as certain options granted to former employees of Mergent at exercise prices less than the deemed fair market value on the grant date. The deferred stock compensation is being amortized over the vesting period of the related options using a graded vesting method. The vesting period of the options range from three to four years.

Amortization of Goodwill and Other Intangible Assets

    When an acquisition of a business is accounted for using the purchase method, the amount of the purchase price is allocated to the fair value of tangible and identified intangible assets acquired, and liabilities assumed. Any excess purchase price is allocated to goodwill. Identified intangibles and goodwill are amortized over the life of the asset (typically two to five years). Under current accounting guidance, amortization of these intangibles will continue through 2004. In February 2001, the Financial Accounting Standards Board issued a revision to a previously issued exposure draft covering business combinations proposing new accounting guidance related to goodwill that would change the amortization methodology from a ratable basis over the useful life of the asset to a periodic assessment of impairment.

    Amortization of goodwill and other intangible assets was $142.8 million for the three months ended March 31, 2001 compared to $21.9 million for the three months ended March 31, 2000. This amortization of goodwill and other intangible assets resulted from, the acquisitions of Veo Systems, Inc. and CommerceBid during 1999, and Mergent Systems and AppNet, Inc. during 2000.

    We expect to incur quarterly charges through September 2003 related to amortization of goodwill and other intangible assets, from Veo Systems, Commerce Bid, Mergent Systems, and AppNet of approximately $142.2 million related to these transactions. After December 2003, we expect to incur quarterly charges of approximately $7.1 million to amortization of goodwill and other intangible assets, from the Veo Systems, Commerce Bid and Mergent Systems acquisitions. In the event of future acquisitions, we anticipate the amortization of goodwill and other intangible assets will increase.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically satisfied our cash requirements primarily through issuances of equity securities and lease and debt financing.

    Net cash used in operating activities totaled approximately $89.3 million for the three months ended March 31, 2001 as compared to net cash used in operating activities of approximately $9.5 million in the three months ended March 31, 2000. Cash used in operating activities for the three months ended March 31, 2001 resulted primarily from the net loss in the quarter and a decrease in deferred revenue which was partially offset by the amortization of goodwill and other intangible assets associated with the acquisitions of VEO Systems, CommerceBid, Mergent Systems, AppNet, amortization of the Technology Agreement and amortization of deferred stock compensation. Net cash used in operating activities for the three months ended March 31, 2000 resulted primarily from the net loss in the quarter and a decrease in deferred revenue partially offset by the amortization of goodwill, other intangible assets and deferred compensation, and purchased in-process research and development associated with the Mergent Systems acquisition.

    Net cash used in investing activities totaled approximately $15.1 million for the three months ended March 31, 2001 as compared to approximately $41.1 million for the three months ended March 31, 2000. The use in the current period resulted primarily from the acquisition of capital assets, primarily computer and office equipment. Net cash used in investing activities during the three months ended March 31, 2000 resulted from the purchase of property and equipment and the acquisition of Mergent Systems.

    Net cash provided by financing activities totaled approximately $19.6 million for the three months ended March 31, 2001 as compared to approximately $22.9 million provided by financing activities in the three months ended March 31, 2000. The cash provided in the three months ended March 31, 2001 resulted primarily from proceeds from notes payable, as well as proceeds from the issuance of common stock upon the exercise of employee stock options. The cash provided in the three months ended March 31, 2000 resulted from proceeds from the issuance of common stock upon the exercise of employee stock options.

    As of March 31, 2001, our principal sources of liquidity included approximately $249.4 million of cash, cash equivalents and short-term investments.

    We believe that our available cash resources will be sufficient to finance our presently anticipated operating losses and working capital expenditure requirements for at least the next twelve months. Our future liquidity and capital requirements will depend upon numerous factors. The rate of expansion of our operations in response to potential growth opportunities and competitive pressures will affect our capital requirements as will funding of continued net losses and substantial negative cash flows. Additionally, we may need additional capital to fund acquisitions of complementary businesses, products and technologies. Our forecast of the period of time through which our financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of the factors described above. If we require additional capital resources, we may seek to sell additional equity or debt securities or secure a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," which amended Statement No. 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment to FASB Statement No. 133" which amended Statement 133 with respect to four specific issues. We were required to adopt Statement 133 as amended, for the year beginning January 1, 2001. The adoption of Statement 133 did not have a material effect on our consolidated financial position or results of operations.

RISK FACTORS

We Have A Limited Operating History, A History Of Losses And Have Yet To Achieve Profitability.

    We incurred net losses of $344.9 million, $63.3 million and $24.6 million for the years ended December 31, 2000, 1999, and 1998, respectively. We also incurred a loss of $228.5 million for the quarter ended March 31, 2001. As of March 31, 2001, we had an accumulated deficit of $676.0 million.

    In addition, we have a limited operating history that makes it difficult to forecast our future operating results. We will need to generate significant additional revenues to achieve and maintain profitability in the future. We cannot be certain that we will achieve sufficient revenues for profitability.

The Quarterly Financial Results Of Companies In Our Industry Are Prone To Significant Fluctuations And This Could Cause Our Stock Price To Fall.

    We believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful, and that such comparisons may not be accurate indicators of future performance. The operating results of companies in the e-commerce industry have in the past experienced significant quarter-to-quarter fluctuations which may adversely affect us. As with other companies in this industry, our operating expenses, which include sales and marketing, product development, general and administrative expenses, cost of revenues, amortization of Technology Agreement and amortization of intangible assets and deferred stock compensation, are based on our expectations of future revenues and are relatively fixed in the short term. Further, our revenues will decline if our existing service agreements with clients are terminated before engagements can be completed, or if we (through our Global Services division) are unable to enter into new engagements. If our revenues for a quarter fall below our expectations and we are not able to quickly reduce spending in response, our operating results for that quarter would be harmed. It is likely that in some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall.

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

If Our Joint Product Development Relationships Are Not Successful, Our Business Could Suffer.

    We have entered into relationships with various companies to jointly develop new software products. In particular, we entered into agreements with SAP and Microsoft to jointly develop and market comprehensive software solutions for the e-commerce marketplace. These joint development and marketing relationships can be difficult to implement and may not succeed for various reasons, including:

  •
  operating differences between the companies and their respective employees;

  •
  difficulties in coordinating sales and marketing efforts;

  •
  difficulties in structuring and maintaining revenue sharing arrangements; and

  •
  technical obstacles to combining existing software products or developing new compatible products.

    We cannot assure you that these joint development and marketing relationships will lead to successful new products, greater market penetration or increased revenues for us.

If Our Relationship With SAP Terminates Or Is Unsuccessful, Our Revenues and Product Development Efforts May Suffer.

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

  •
  the diversion of a significant portion of our management, technical and sales personnel to develop these exchanges;

  •
  difficulties reaching agreements with the founders of the exchanges and other parties concerning the establishment and development of the exchanges;

  •
  delays in the commencement of significant operations by these exchanges; and

  •
  all of the other risks of creating such exchanges described elsewhere in this Risk Factors section.

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

General Economic Uncertainty May Reduce Our Revenues.

    The revenue growth and profitability of our business depends significantly on the overall demand for Internet-based, business-to-business e-commerce solutions. We believe that the market for these solutions may be negatively impacted by a number of factors, including:

  •
  reductions in capital expenditures by customers; and

  •
  overall weakening of the U.S. and/or foreign economies.

    The above factors may, in turn, give rise to a number of market trends that may slow our revenue growth, including:

  •
  longer sales cycles;

  •
  deferral or delay of e-commerce projects and generally reduced expenditures for e-commerce solutions and related services; and

  •
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

We Have Experienced Significant Growth In Recent Periods And Failure To Manage This Growth Could Strain Our Management And Other Resources.

    Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Future expansion efforts could be expensive and put a strain on management and resources. We have increased, and plan to continue to increase, the scope of our operations. At December 31, 2000, we had a total of 3,766 employees, and at December 31, 1999 we had a total of 594 employees. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. We may not be able to do this effectively.

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

  •
  the possibility that we pay more than the acquired business is worth;

  •
  the difficulty of integrating the operations and personnel of the acquired business into our business;

  •
  the difficulty of integrating service and product offerings;

  •
  the difficulty of integrating technology, back office, accounting and financial systems;

  •
  the potential disruption of our ongoing business;

  •
  the distraction of management from our business;

  •
  the inability of management to maximize our financial and strategic position; and

  •
  the impairment of relationships with, and difficulty of retaining, employees and customers.

    Further, our acquisitions and investments may have financial consequences such as:

  •
  potentially dilutive issuances of equity securities;

  •
  one-time write-offs;

  •
  incurrence of contingent liabilities; and

  •
  increased net loss resulting from the purchase method of accounting for acquisitions, pursuant to which we incur amortization expenses related to goodwill, other intangible assets, and deferred stock compensation.

    In addition, potential companies targeted by us may not have audited financial statements, detailed financial statements or any degree of internal controls. There can be no assurance that an audit subsequent to any successful completion of an acquisition will not reveal matters of significance, including issues regarding revenues, expenses, liabilities, contingent or otherwise, technology, products, services or intellectual property. There can be no assurance that we would be successful in overcoming these or any other significant risks and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We May Not Be Able To Hire And Retain Sufficient Sales, Marketing, Services And Technical Personnel That We Need To Succeed Because These Personnel Are Limited In Number And In High Demand.

    If we fail to hire and retain sufficient numbers of sales, marketing, services and technical personnel, our business, operating results and financial condition will be harmed. Competition for qualified sales, marketing, services and technical personnel is intense as these personnel are in limited supply, and we may not be able to hire and retain sufficient numbers of such personnel to grow our business. We need to substantially expand our sales operations and marketing efforts, both domestically and internationally, in order to increase market awareness and sales of our products and the related services that we offer ourselves and jointly with SAP. We will also need to significantly increase our technical and services staff to support the growth of our business and our increasing commitments to other parties. In particular, we will need to hire a significant number of technical personnel with various skill sets to establish and operate the large industry specific exchanges. In addition, the market price of our common stock has fluctuated substantially since its initial public offering in July 1999. Consequently, potential employees may perceive our equity incentives such as stock options as less attractive and current employees whose options are no longer attractively priced may choose not to remain with our organization. In that case, our ability to attract and retain employees will be adversely affected.

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

We Depend Upon Continuing Our Relationship With Third-Party Systems Integrators Who Support Our Solutions.

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

    Our future success depends upon the continued service of our executive officers and other key personnel, and none of our current executive officers are bound by an employment agreement for any specific term. Any of our officers may leave our organization in the future. In particular, the services of Mark Hoffman, our Chief Executive Officer, Robert Kimmitt, our President, and Dennis Jones, Chief Operating Officer would be difficult to replace. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, our business, operating results and financial condition would be seriously harmed.

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

  •
  unexpected changes in regulatory requirements and tariffs that may be imposed on e-commerce;

  •
  the impact of recessions in economies outside the United States;

  •
  seasonal reductions in business activity;

  •
  difficulties in staffing and managing foreign offices as a result of, among other things, distance, language and cultural differences;

  •
  longer payment cycles and greater difficulty in accounts receivable collection;

  •
  potentially harmful tax consequences, including withholding tax issues;

  •
  fluctuating exchange rates;

  •
  price controls or other restrictions on foreign currency;

  •
  potentially adverse tax consequences;

  •
  difficulties in obtaining export and import licenses; and

  •
  foreign antitrust regulation.

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

We May Lose Money In Other Companies We Have Invested In.

    We make investments in numerous technology companies usually in connection with license contracts and arrangements. In particular, we have invested in various privately held companies, many of which are still in the start-up or development stage. These investments are inherently risky because the markets for technologies or products they have under development are typically in the early stages and may never develop. We have incurred losses related to our investments in these companies. Due to the recent economic downturn, particularly in the United States, and difficulties that may be faced by some of these companies, our investment portfolio could be further impaired.

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

If We Cannot Meet Our Future Capital Requirements, We may Not Be Able to Fund Our Continued Operations.

    We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure you that such resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or services, fund our continued operations, or otherwise respond to unanticipated competitive pressures. We cannot assure you that any additional financing we may need will be available on terms favorable to us, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in "Risk Factors" on page 17.

INTEREST RATE RISK

    As of March 31, 2001, we had cash, highly liquid investments and short-term investments of approximately $249.4 million, compared to $97.0 million as of March 31, 2000. These investments may be subject to interest rate risk and will decrease in value if market interest rates decrease. A hypothetical increase or decrease in market interest rates by 10 percent from the market interest rates at March 31, 2001 would cause the fair market value of our cash and cash equivalents to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income.

FOREIGN CURRENCY EXCHANGE RATE RISK

    Substantially all of our revenues recognized to date have been denominated in U.S. dollars, a significant portion of which has been realized outside of the United States. To the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, and, when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future.

EQUITY PRICE RISK

    We do not own any material equity investments. Therefore, we believe we are not currently exposed to any direct equity price risk.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

  None

(b)
Reports on Form 8-K

  During the quarter ended March 31, 2001, we did not file any reports on Form 8-K. Subsequent to March 31, 2001, we filed the following report:

Form	Filing Date	Event Reported
8-K	4/20/2001	A report on Form 8-K (item 5), which contained a press release announcing financial results for the quarter ended March 31, 2001 and that the Board of Directors of Commerce One, Inc. approved the adoption of a Preferred Stock Rights Agreement.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMERCE ONE, INC. (Registrant)
Dated: May 15, 2001
	By:	/s/ Peter F. Pervere Peter F. Pervere Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: May 15, 2001
	By:	/s/ Mark B. Hoffman Mark B. Hoffman Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

QuickLinks

COMMERCE ONE, INC. TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
Commerce One, Inc. Condensed Consolidated Balance Sheets (In thousands, except share data)
Commerce One, Inc. Condensed Consolidated Statements of Operations (unaudited) (In thousands, except per share data)
Commerce One, Inc. Condensed Consolidated Statement of Cash Flows (unaudited) (In thousands)
Commerce One, Inc. Notes to Condensed Consolidated Financial Statements
PART II—OTHER INFORMATION
SIGNATURES